Form 10QSB
period 1999-09-30
EQUITYALERT COM INC
filed 1999-11-12
CIK 1094842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)


        X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 1999

    ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _______

Commission file number:  001-15301


                              EQUITYALERT.COM, INC.
                              ---------------------
             (exact name of registrant as specified in its charter)



NEVADA                                                   58-2377963
------                                                   ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation  or organization)

Suite 214 - 1628 West 1st Ave, Vancouver, British Columbia    V6J 1G1
---------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code:       (604) 659-5009
                                                          --------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the Registrant's Common Stock, $0.00001 par value, as of November 5, 1999: 41,391,186
                  ----------

                              EQUITYALERT.COM, INC.
                  FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 1999

INDEX

PART I            FINANCIAL INFORMATION

Item 1                              Financial Statements

Consolidated Balance Sheet.................................................... 3
Consolidated Statement of Operations...........................................4
Consolidated Statement of Stockholder's Equity.................................5
Consolidated Statement of Cash Flows...........................................7
Interim Consolidated Statement of Cash Flows. .................................8

Notes to Consolidated Financial Statements . . . . . ..........................9

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2    Management's Discussion and Analysis . . . . . . . . . . . . . . . .10

PART II                    OTHER INFORMATION

Item 1 Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 2 Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 3 Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . .  12
Item 4 Submission of Matters to a Vote of Security Holders . . . . . . . . .  12
Item 5 Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 6 Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . .  12

       Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

Item 1            Financial Statements
--------------------------------------

                             EQUITYALERT.COM, INC.
                           CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                                             September 30,                      December 31,
                                                                           1999(Unaudited)                    1998 (Audited)
                                    ASSETS

Current Assets

   Cash and Cash Equivalents                                               $   755,586                        $   3,551

   Stock Subscription Receivables                                                 -                             100,000

   Other Receivable
   Prepaid Expenses                                                             21,917
Total Current Assets                                                           777,503                          103,551


Fixed Assets

   Computer Equipment                                                            9,955                                0



Total Assets                                                               $   787,458                        $ 103,551
                                                                          ============                      ===========


                                            LIABILITIES AND STOCKHOLDERS' EQUIITY



Current Liabilities
    Accounts Payable                                                       $        17,152                    $  21,458

    Other Advances                                                         $        10,000                    $  10,000
Total Current Liabilities                                                  $        27,152                    $  31,458



Stockholders' Equity

    Preferred Stock:  $0.001 Par Value; Authorized  1,000,000 shares

      Issued and Outstanding, NONE                                                       0                            0

    Common Stock: $0.00001 Par Value, Authorized 100,000,000 shares;
      Issued and Outstanding, 41,391,186 and 26,382,186 at September 30,

      1999 and December 31, 1998, respectively                                         414                          264

    Additional Paid In Capital                                                   1,554,534                      711,684

    Loss Accumulated During the Development Stage                                 (794,642)                    (639,855)

Total Stockholders' Equity                                                         760,306                       72,093



Total Liabilities and Stockholder's Equity                                 $       787,458                    $ 103,551
                                                                          ================                  ===========


                              EQUITYALERT.COM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999 AND 1998
             AND FOR NINE PERIOD ENDED SEPTEMBER 30, 1999 AND 1998




                                             The Three          The Three        The Nine         The Nine       Accumulated
                                                Months             Months          Months           Months        During The
                                          Period Ended      Period  Ended    Period Ended    Period  Ended       Development
                                          Sept 30,1999       Sept 30,1998    Sept 30,1999     Sept 30,1998             Stage


Revenues                                            $0                 $0              $0               $0                $0


Operating Expenses

 General and Administrative                   $137,808               $840        $179,383    $      67,778           819,661



Operating Loss                               ($137,808)             ($840)      ($179,383)        ($67,778)        ($819,661)



Other Income
  Interest Income                               10,752                  0          24,596    $           1            25,019



Net Loss Available to Common                 ($127,056)             ($840)      ($154,787)        ($67,777)        ($794,642)
                                          =============     ==============   =============    ==============       ==========


Loss Per Weighted Average Share

of Stock                                         (0.00)             (0.00)          (0.04)           (0.00)            (0.19)
                                          =============     ==============   =============   ==============      ============


Weighted Average Number of

Outstanding Shares                           41,391,186         26,382,186       4,139,186       26,382,186         4,139,186
                                          =============     =============    ============    =============       ===========


                             EQUITYALERT.COM, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
  FOR THE PERIOD FROM INCEPTION (JANUARY 13, 1997) THROUGH SEPTEMBER 30, 1999



                                                                                                    Loss
                                                                                             Accumulated
                                                                              Additional      During the
                                   Preferred     Stock   Common      Stock       Paid In     Development
                                      Shares   Amounts   Shares    Amounts       Capital           Stage        Total

Issuance of Common Stock For
  Services Rendered,                                     60,000    $     1    $    2,999                     $    3,000
   January 13, 1997


Issuance of Common Stock For
  Cash, February 28, 1997                                                0        75,000                         75,000

Conversion of Debt to Equity,
  June 16, 1997                                                          0        84,691                         84,691

Issuance of Common Stock For                                                                                        -
  Cash, June 16, 1997                                                    0        14,586                         14,586

Issuance of Common Stock For
  Services, June 16, 1997                                                1       205,722                        205,723

Issuance of Common Stock For
  Cash, August 12, 1997                                                  0        25,000                         25,000

Issuance of Common Stock For
  Services, Rendered, August                                             0        75,000                         75,000
   12, 1997

Conversion of Debt to Equity,
  December 31, 1997                                                      0        63,948                         63,948

Loss, From Inception (January 13,
   1997) to December 31, 1997                                                                    (510,395)     (510,395)

Balance, December 31, 1997                 0         0             $     2       546,946     $   (510,395)       36,553




                             EQUITYALERT.COM, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
  FOR THE PERIOD FROM INCEPTION (JANUARY 13, 1997) THROUGH SEPTEMBER 30, 1999



                                                                                                                  Loss
                                                                                                           Accumulated
                                                                                          Additional        During the
                                        Preferred    Stock      Common       Stock           Paid In       Development
                                           Shares  Amounts      Shares     Amounts           Capital             Stage         Total

Issuance of Common Stock For Cash,
   August 15, 1998                                             200,000     $     2      $      4,998                     $    5,000

Cancellation of Common Stock Issued,
   August 17, 1998                                                               0                 0                              0

Issuance of Common Stock For Cash,
   December 11, 1998                                         4,000,000          40            99,960                        100,000

Issuance of Common Stock For
   Services, December 11, 1998                               2,000,000          20            49,980                         50,000

Issuance of Common Stock For

   Services Rendered, December 31,                                             200             9,800                         10,000
    1998

Loss, Year Ended December 31, 1998                                                                            (129,460)    (129,460)

Balance, December 31, 1998                      0        0                     264           711,684          (639,855)      72,093

Common Stock Issued For Cash, March
   31, 1999                                                                    150           824,850                        825,000

Loss, Six Months Period Ended
   June 30,1999                                                                                                (27,731)     (27,731)

Balance, June 30,  1999                         0        0                     414         1,536,534          (667,586)     869,362

Common Stock Options Exercised,
   September 15, 1999                                           4,000         0.04           7999.96                          8,000

Common Stock Options Exercised,
   September 20, 1999                                           5,000         0.05           9999.95                         10,000

Loss, Nine Months Period Ended                                                                                                    0
   September 30, 1999                                                                                         (127,056)    (127,056)

Balance, September 30, 1999                     0        0                 $   414      $  1,554,534    $     (794,642)     760,306
                                        ============================================================================================



                             EQUITYALERT.COM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 AND 1998
          AND FROM INCEPTION (JANAUARY 13, 1997) TO SEPTEMBER 30, 1999



                                                              Nine Months         Nine Months          From Inception
                                                                    Ended               Ended              To Sept 30
                                                            Sept 30, 1999       Sept 30, 1998                    1999

Cash Flows From Operating Activities:

  Net Loss                                                $     (154,787)      $     (67,777)          $    (794,642)

  Adjustments to Reconcile Net Loss to Net Cash

  Used By Operating Activities

  Common Stock Issued For Services                                                                           343,723
  Changes in Assets and Liabilities

     Depreciation                                                                                              -

     (Increase) Decrease in Other Receivable                                           6,744                   -
     (Increase) Decrease in Deposits
     Increase (Decrease) in Accounts Payable                      (4,306)                                     17,152
     (Increase) Decrease in Prepaid Expenses                     (21,917)                                    (21,917)

   Total Adjustments                                             (26,223)              6,744                 338,958

Net Cash Used In Operating Activities                           (181,010)            (61,033)               (455,684)


Cash Flows From Investing Activities
    Purchase of Equipment                                         (9,955)                  0                  (9,955)

Net Cash Flows Used In Investing Activities                       (9,955)                                     (9,955)

Cash Flows From Financing Activities
    Proceed From Sale of Common Stock                            925,000              18,196               1,044,586
    Proceed From Exercise of Common Stock                         18,000                                      18,000
    Advances From Related Parties                                      0                                     158,639
Net Cash Provided By Financing Activities                        943,000              18,196               1,221,225

Increase (Decrease) in Cash and Cash Equivalents                 752,035             (42,837)                755,586

Cash and Cash Equivalents at Beginning of Period                   3,551              47,069                       0

Cash and Cash Equivalents at End of Period                $      755,586       $       4,232           $     755,586
                                                        ================    ================         ===============




                             EQUITYALERT.COM, INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 AND 1998
          AND FROM INCEPTION (JANUARY 13, 1999) TO SEPTEMBER 30, 1999






                                                                                                                    From
                                                                   Nine Months           Nine Months       Inception  to
                                                                 Ended Sep 30,         Ended Sep 30,            Sept 30,
                                                                          1999                  1998                1999



Supplemental Disclosure of Cash Flow Information:

Cash paid for:

 Interest                                                                   $0                    $0                 $0
                                                                 =============         =============       ============
 Income Taxes                                                               $0                    $0                 $0
                                                                 =============         =============       ============


Noncash Investing and Financing Activities:

 Issuance of Common Stock for Services                                      $0              $60,000            $283,723
                                                                 =============         =============       ==================
 Common Stock Issued to Satisfy Current Liabilities                         $0                   $0            $148,639
                                                                 =============         =============       ==================

                             EQUITYALERT.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1999 AND 1998





1.   PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting practices and in the opinion of management of EquityAlert.Com, Inc. (the Company), include all normal adjustments considered necessary to present fairly the financial position as of September 30, 1999, and the results of operations for the nine months ended September 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's audited consolidated financial statements and notes for the year ended December 31, 1998.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1998 audited consolidated financial statements.


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

     When  used  in  this  discussion,  the  words  "believes",   "anticipates",
"expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as other reports filed with the Securities and Exchange Commission.

Overview
--------

On June 7, 1999, the Company launched www.equityalert.com, which provides pro-active online investors a broad range of financial information. The Company is a development stage company, as defined in Financial Accounting Standards Board No. 7. The Company is devoting substantially all of its present efforts in securing and establishing its business, and although its planned operations have commenced there have been no revenues derived from operations.

The Company's website offers stock market and trading information, including, IPO information, stock quotes, public company news and news alerts, earnings surprises and announcements, stock buy backs, stock splits, SEC filings, news headlines, analyst coverage, upgrades and downgrades, interactive charting system, and comprehensive trading screens involving up to 26 different data fields, such as earnings growth, weekly price changes, short interest, insider and institutional ownership, market cap, and others. Additionally EquityAlert.com provides commentary on the biggest movers of the day and displays a compilation of investor sentiment or expectations of on various public companies.

As of September 30, 1999, the Company has not generated any revenues from EquityAlert.com due to the early stage nature of the Company's business, and has incurred ongoing operating losses due to costs related to research, business development, website development, management and staff recruitment, and other costs associated with establishing corporate infrastructure necessary for developing an online asset such as EquityAlert.com.

Results of Operations
---------------------

     Revenues. Due to the early stage of the Company's business, the Company has not generated any revenues for the nine month period ending September 30, 1999, nor for the nine month period ending September 30 1998. To date, the Company has not relied on revenues for funding.

General and Administrative Expenses. During the three months ended September 30, 1999, the Company incurred $137,808 in general and administrative expenses, an increase of 16,305% from third quarter 1998 expense of $840. This increase is due primarily to costs related to additional staffing needs and expenses related to website development. General and administrative expenses for the nine month period ended September 30, 1999 increased 165% to $179,383, as compared to $67,778 for the same nine period in 1998. The increase in the third quarter is primarily attributable to additional salary and operating expenses related to the development of the Company's business.

Interest Income. Interest income was $10,752 and $0 for the quarters ended September 30, 1999 and 1998, respectively. Interest income for the nine month period ended September 30, 1999 increased from $1 to $24,596. The increase is primarily attributable to higher amounts of cash invested in interest bearing accounts during 1999. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of September 30, 1999, the Company's accumulated deficit was $794,642. Accordingly, the Company has recorded a full valuation allowance against any income tax benefit to date.

Liquidity and Capital Resources
-------------------------------

     As of September 30, 1999, the Company's cash balance was $755,586, compared to $3,551 as at December 31, 1998. The Company has financed its operations primarily through private placement of Common Shares and the exercise of Stock Options.

     The Company's future funding requirements will depend on numerous factors. Among these factors include the Company's ability to establish and profitably operate the Company's current business, to recruit and train qualified management and technical personnel, compete against any potential technological advances in the field of online financial services and the Company's ability to compete against other better capitalized corporations who offer similar services.

     The Company expects to incur losses as it expands its business. The Company may raise additional funds through private or public equity investment in order to expand the range and scope of its business operations.

Year 2000
---------

The Year 2000 issue arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with 20 instead of 19. If not corrected, many computer applications could fail or create erroneous results.

Management has initiated a comprehensive program to prepare the company's systems for the year 2000. The company is actively engaged in testing and fixing applications to ensure they are Year 2000 ready. The company does not separately track the internal costs incurred for the Year 2000 project but such costs are principally the related payroll costs for certain corporate staff. The company currently does not expect remediation costs to be material nor does it expect any significant interruption to its operations because of Year 2000 problems.

PART II -- OTHER INFORMATION

Item 1    Legal Proceedings
---------------------------

None

Item 2    Changes in Securities
-------------------------------

None

Item 3    Defaults Upon Senior Securities
-----------------------------------------

None

Item 4    Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

None

Item 5    Other Information
---------------------------

None

Item 6    Exhibits and Reports on Form 8-K
------------------------------------------

None

Signature Page
--------------

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         EQUITYALERT.COM, INC.


                                         /s/ Harmel S. Rayat
                                         -------------------
                                         Harmel S. Rayat
                                         Director

Dated: November 9, 1999