Form 10KSB
period 1999-12-31
EQUITYALERT COM INC
filed 2000-04-14
CIK 1094842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999
                        Commission file number 001-15301

                              EQUITYALERT.COM, INC.
                              ---------------------
           (Name of small business issuer as specified in its charter)

         NEVADA                                            58-2377963
         ------                                            ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

1628 West 1ST Avenue, Suite 119,  Vancouver, B.C.              V6J 1G1
--------------------------------  ---------------              -------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:       (604) 659-5009

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

        Common Stock, $.00001 par value, listed on the OTC Bulletin Board
        -----------------------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( X )

Revenues for last fiscal year were $ 0

Aggregate market value of Common Stock, $0.00001 par value, held by non-affiliates of the registrant as of April 10, 2000: $54,734,791. Number of shares of Common Stock, $0.00001 par value, outstanding as of April 10, 2000:
41,398,186.

DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for the 2000 Annual Meeting of Shareholders (to be filed with the Commission within 120 days after the registrant's fiscal year end) is hereby incorporated by reference into Part III of this Form 10-KSB.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                                TABLE OF CONTENTS

                                                                                                 Page
PART I
Item 1.   Business                                                                               3
Item 2.   Properties                                                                             4
Item 3.   Legal Proceedings                                                                      4
Item 4.   Submissions of Matters to a Vote of Security Holders                                   4

PART II
Item 5.   Market for the Registrants' Common Equity and Related
              Stockholder Matters                                                                5
Item 6.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                          5
Item 7.   Financial Statements                                                                   7
Item 8.   Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure                                                           24

PART III
Item 9.  Directors and Executive Officers of the Registrant                                      24
Item 10.  Executive Compensation                                                                 24
Item 11.  Security Ownership of Certain Beneficial Owners and Management                         24
Item 12.  Certain Relationships and Related Transactions                                         24

PART IV
Item 13.  Exhibits and Reports on Form 8-K                                                       24


                                     PART I

ITEM 1. BUSINESS

     Except for the historical information contained herein, the discussion in this Annual Report on Form 10-KSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed herein.

                                   THE COMPANY

     EquityAlert.com, Inc. ("EquityAlert" or the "Company") operates a financial news and information website (www.equityalert.com). The Company was incorporated under the laws of the State of Florida on January 13, 1997, under the name of San Marino Minerals, Inc. On March 10, 1999, the Company filed Articles of Merger in the State of Nevada and on June 3, 1999, the Company amended its articles of incorporation to change its name to Equityalert.com, Inc.

                             DESCRIPTION OF BUSINESS

     With the proliferation of financial information on the Internet, more and more individuals are taking greater control of their investments and trading securities through an online broker versus the traditional securities broker.

     The online investor represents one of the most desirable of any demographic on the web, being better educated, having a higher income and net worth than most other online users. Consequently, since launching EquityAlert.com on June 7, 1999, the Company's main focus has been to build its subscribers base of online investors by offering individuals free subscriptions to its website.

     Subscribers to EquityAlert's free website enjoy a broad suite of financial news and information, including live chat, message boards, IPO information, stock splits, bonds, interest rates, analyst coverage, and mutual fund news and public company press releases via email.

     Composed of a wide cross section of professionals and managers (25%), technologists (15%), business owners (12%) and retirees (10%), the Company's subscriber base is active in the markets, with 83% completing up to 7 trades per week and 9% completing between 8 and 10 trades per week. Sixty four percent (64%) of EquityAlert's subscribers conduct trades through an online broker, while 18% use a discount broker. Almost a quarter of EquityAlert's subscribers have portfolios of over $250,000, with 16% reporting total assets of over $300,000, while 6% reported $1,000,000-plus in total investments.

     In October 1999, EquityAlert.com began to e-mail its subscriber base public company press releases and news and information on mutual funds. Since launching its e-mail alert service, EquityAlert's e-mail volume has steadily increased. In October 1999, the Company forwarded 2.2 million e-mails, in November, 3.2 million, in December, 5.5 million, in January 2000, 5.9 million, in February 2000, 6.9 million and in March 2000, 16.1 million emails.

     In December 1999, the Company established a Sales and Marketing division, which began to sell advertising on its e-mail alerts in early January 2000. The Company expects to generate the majority of its future revenues from advertising sales on its e-mail alerts.

     The competition for online investors is intense, with many better capitalized and well managed companies offering similar information services as EquityAlert. This competition comes from direct competitors, such as traditional media sources and websites like SmartMoney.com, Multex.com, TheStreet.com, Ragingbull.com, Siliconinvestor.com and hundreds of others, as well as from many indirect competitors, such as online brokerage firms and online portals such as Yahoo and America Online.

     The competition for the online investor is expected to increase in the future as greater a number of vendors come online. The Company believes there are no substantial barriers to entry and expects competition to intensify. The

Company believes that the number of companies relying on fees from Internet based services or advertising has increased substantially during the past year. The Company believes the main competitive factors in this market are brand recognition, user or subscribe base, ease of use of site, variety of value-added services, features and quality of support.

     While competition is expected to intensify in the future, the high growth of the Internet itself is expected to expand the size of the marketplace in order to allow for many competitors. With the number of Internet users around the world constantly growing, the Computer Industry Almanac projects that worldwide users will reach 320 million by the end of year 2000, and surpass 720 million by 2005.

Employees
---------

     At December 31, 1999, the Company employed 8 full time and 1 part-time person. To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers. None of the Company's employees are represented by labor unions or other collective bargaining groups. The Company considers its relationship with its employees to be excellent.

Intellectual Property
---------------------

     The Company relies on a combination of trademark, copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with employees, vendors and others to protect its rights to intellectual property. Theses measures, however, may be inadequate to deter misappropriation of proprietary information. The Company has begun the process to trademark its name in the United States and certain European countries. Effective trademark, copyright and trade secret protection may not be available in every country in which EquityAlert offers or intend to offer its services. Failure to adequately protect its intellectual property could harm the Company's brand, devalue its proprietary content and affect the Company's ability to compete effectively.

Environmental Matters
---------------------

     The Company believes it conducts its business in compliance with all environmental laws presently applicable to its facilities. To date, there have been no expenses incurred by the Company related to environmental issues.

Government Regulation
---------------------

     The Company is not subject to any direct governmental regulation other than the securities laws and regulations applicable to all publicly owned companies, and laws and regulations applicable to businesses generally.

ITEM 2: PROPERTIES

     The Company's office is located at 1628 West 1st Ave, Suite 119, Vancouver, B.C., V6J 1G1. This office is 393 square feet and is leased for $588.5 Canadian per month, until December 31, 2000, with an option to renew for a further 24 months. The Company also subleases 143.4 square feet of office space located at 15 Wertheim Court, Suite 311, Richmond Hill, Ontario, for $250 Canadian, until February 28, 2002.

ITEM 3: LEGAL PROCEEDINGS

     The Company is not involved in any pending legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders in the fourth quarter of 1999.

                                     PART II

ITEM 5:  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS.

(a)     Market Information

     The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "EINC". The following table sets forth the high and low closing prices for the periods indicated:

                                                                       High             Low
First Quarter 1998                                                     $  0.687         $   0.218
Second Quarter 1998                                                    $  0.380         $   0.015
Third Quarter 1998                                                     $   0.10         $    0.01
Fourth Quarter 1998                                                    $   0.55         $    0.15
First Quarter 1999                                                     $   0.55         $    0.45
Second Quarter 1999                                                    $   5.00         $  0. 562
Third Quarter 1999                                                     $   7.75         $    3.50
Fourth Quarter 1999                                                    $   6.25         $   2.187


(b)     Holders

     As at March 16, 2000 there were approximately 57 registered stockholders of record of the Company's Common Stock.

(c)     Dividend Policy

     The Company has never paid a dividend and does not anticipate paying any dividends in the foreseeable future. It is the present policy of the Board of Directors to retain the Company's earnings, if any, for the development of the Company's business.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Form 10-KSB. Except for the historical information contained herein, the discussion in this Annual Report on Form 10-KSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed here.

                                    OVERVIEW

     The Company operates a financial news and information website located at www.equityalert.com. Since launching EquityAlert.com on June 7, 1999, the Company's main focus has been to build its subscribers base of online investors by offering individuals free subscriptions to its website.

     Subscribers to EquityAlert's free website enjoy a broad suite of financial news and information, including live chat, message boards, IPO information, stock splits, bonds, interest rates, analyst coverage, and mutual fund news and public company press releases via email.

     In October 1999, EquityAlert.com began to e-mail its subscriber base public company press releases and news and information on mutual funds. Since launching its e-mail alert service, EquityAlert's e-mail volume has steadily increased. In October 1999, the Company forwarded 2.2 million e-mails, in November, 3.2 million, in December, 5.5 million, in January 2000, 5.9 million, in February 2000, 6.9 million and in March 2000, 16.1 million emails.

     In December 1999, the Company established a Sales and Marketing division, which began to sell advertising on its e-mail alerts in early January 2000. The Company expects to generate the majority of its future revenues from advertising sales on its e-mail alerts.

     To date, the Company has incurred significant ongoing operating losses due to costs related to business development, website development, management and staff recruitment and other costs associated with establishing corporate infrastructure necessary for expanding on a national basis. Although planned principal operations have commenced, substantial revenues have yet to be realized.

                              RESULTS OF OPERATIONS

Revenues. The Company did not generate revenues for the years ended December 31, 1999 and 1998, respectively. In January 2000, the Company began to sell advertising on its e-mail alerts, from which the Company expects to derive the majority of its potential revenues in the future.

General and Administrative Expenses. During 1999, the Company incurred $383,389 in general and administrative expenses, an increase of 196% over 1998 expenses of $129,461. The increase is primarily attributable to additional salary and operating expenses related to the launch the Company's website, www.equityalert.com.

Interest Income. Interest income was $33,988 and $1 for the years ended December 31, 1999, and 1998, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of December 31, 1999, the Company's accumulated deficit was $989,256 and as a result, there has been no provision for income taxes to date.

                         LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company had a cash balance of $591,980, compared to a cash balance of $3,551 at December 31, 1998.

     During 1999, the Company used $347,798 of net cash from operating activities as compared to $58,518 of net cash used in 1998. The increase in the net cash used in operating activities was due mainly to the increase in the net loss between years. As at December 31, 1999, the Company had $9,074 in prepaid expenses, versus no prepaid expenses for the same period in 1998. As at December 31, 1999, the Company had $24,978 in accounts payable, an increase of $3520, or 16%, over the amount of $21,458 as December 31, 1998.

     Net cash used in investing activities was $20,773 for 1999, compared to net cash used of $0 for 1998. The increase in the net cash used in investing activities was due mainly to purchasing equipment for the Company's website in 1999, versus no purchases 1998.

     Net cash provided by financing activities was $957,000 for 1999 compared to $5,000 for 1998. The Company has financed its operations primarily through private placements of Common Shares and the exercise of stock options.

     The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to establish and profitably operate EquityAlert.com, recruit and train qualified management, technical and sales personnel, and the Company's ability to compete against other, better capitalized corporations who offer similar web based services.

     Due to the "start up" nature of the Company's businesses, the Company expects to incur losses as it expands. The Company expects to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. See "Risk Factors" for additional details.

ITEM 7: FINANCIAL STATEMENTS




                              EQUITYALERT.COM, INC.
                                 Vancouver, B.C.

                                  AUDIT REPORT

                           DECEMBER 31, 1999 AND 1998

                                    CONTENTS

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . .      9

Balance Sheet at December 31, 1999 and 1998 . . . . . . . . . . . . . . .     10

Statement of Operations For the Years Ended December 31, 1999
    and 1998, and For the Period From Inception (January 13, 1997)
    To December 31, 1999 . . . . . . . . . . . . . . . . . . . . . .  . .     11

Statement of Stockholders' Equity For The Period From Inception
    (January 13, 1997) to December 31, 1999 . . . . . . . . . . . . . . .  12-13

Statement of Cash Flows For The Years Ended December 31, 1999
    and 1998,  and For the Period From Inception (January 13, 1997)
    To December 31, 1999 . . . . . . . . . . . . . . .. . . . . . . . . .     14

Notes to the Financial Statements . . . . . . . . . . .  . . . . . . . . . 15-23


All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
EquityAlert.Com, Inc.
Vancouver, B.C. V6J 1G1

We have audited the accompanying balance sheet of EquityAlert.Com, Inc. (A Development Stage Company), (the Company), as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from inception (January 13, 1997) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for the periods indicated, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company has been in the development stage since its inception on January 13, 1997. The Company is devoting substantially all of its present efforts in establishing a new business and although planned principal operations have commenced, there have been no significant revenues therefrom. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Clancy and Co., P.L.L.C.
----------------------------
Clancy  and Co., P.L.L.C.
Phoenix, Arizona

February 29, 2000

                              EQUITYALERT.COM, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                           DECEMBER 31, 1999 AND 1998


ASSETS
                                                                                   1999                 1998
                                                                                   ----                 ----
Current Assets
   Cash                                                                            $   591,980          $    3,551
   Stock Subscription Receivable (Note 3)                                                    0             100,000
   Prepaid Expenses                                                                      9,074                   0
Total Current Assets                                                                   601,054             103,551

Property and Equipment, Net (Note 4)                                                    19,252                   0

Total  Assets                                                                      $   620,306         $   103,551

LIABILITIES AND  STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                                $    24,978           $  21,458
   Other Advances (Note 5)                                                              10,000              10,000
Total Current Liabilities                                                               34,978              31,458

Stockholders' Equity
   Preferred Stock: $0.001 Par Value; Authorized Shares,
   Common Stock: $0.00001 Par Value; Authorized Shares,
   Additional Paid In Capital                                                        1,568,534             711,684
   Loss Accumulated During the Development Stage                                      (989,256)           (639,855)
   Accumulated Other Comprehensive Income                                                5,636                   0
Total Stockholders' Equity                                                             585,328              72,093

Total Liabilities and Stockholders' Equity                                       $     620,306         $   103,551


   The accompanying notes are an integral part of these financial statements.
                                       10

                              EQUITYALERT.COM, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998, AND
                FOR THE PERIOD FROM INCEPTION (JANUARY 13, 1997)
                              TO DECEMBER 31, 1999



                                                                                                                From Inception
                                                                                                                (January 13,
                                                                Year Ended              Year Ended              1997) to
                                                                December 31, 1999       December 31, 1998       December 31, 1999
                                                                -----------------       -----------------       -----------------
Revenues                                                        $              0        $             0         $            0

Expenses
   General and Administrative                                            383,389                129,461              1,023,667

Other Income
   Interest Income                                                        33,988                      1                 34,411

Net Loss Available to Common Stockholders                       $       (349,401)       $      (129,460)        $     (989,256)

Basic Loss Per Common Share                                     $         (0.009)       $         (0.05)        $        (0.03)

Basic Weighted Average Common Shares Outstanding                      38,885,770              2,432,186             38,885,770


   The accompanying notes are an integral part of these financial statements.
                                       11

                              EQUITYALERT.COM, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM INCEPTION (JANUARY 13, 1997) TO DECEMBER 31, 1999

                                                                                                Loss
                                                                                                Accumulated  Accumulated
                                                                                     Additional During the   Other
                                            Preferred Stock       Common Stock       Paid In    Development  Comprehensive
                                           Shares      Amount   Shares     Amount    Capital    Stage        Income        Total
                                           ------      ------   ------     ------    -------    -----        ------        -----
Issuance of Common Stock
  For Services Rendered,
  January 13, 1997                                                 60,000  $   1        2,999                              $  3,000
Issuance of Common Stock For Cash,
  February 28, 1997                                                 6,000      0       75,000                                75,000
Conversion of Debt to Equity,
  June 17, 1997                                                    33,876      0       84,691                                84,691
Issuance of Common Stock For Cash,
  June 17, 1997                                                     5,834      0       14,586                                14,586
Issuance of Common Stock For
  Services, June 17, 1997                                          82,290      1      205,722                               205,723
Issuance of Common Stock For Cash,
  August 12, 1997                                                   2,000      0       25,000                                25,000
Issuance of Common Stock For Services
  Rendered, August 12, 1997                                         6,000      0       75,000                                75,000
Conversion of Debt to Equity,
  December 31, 1997                                                 2,186      0       63,948                                63,948
Loss, From Inception (January 13, 1997)
  to December 31, 1997                                                                            (510,395)                (510,395)
Balance, December 31, 1997                   0           0        198,186      2      546,946     (510,395)        0         36,553
Issuance of Common Stock For Cash,
  August 15, 1998                                                 200,000      2        4,998                                 5,000


    The accompanying noes are an integral part of these financial statements.
                                       12

                             EQUITYALERT.COM, INC.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM INCEPTION (JANUARY 13, 1997) TO DECEMBER 31, 1999


                                                                                                  Loss
                                                                                                  Accumulated  Accumulated
                                                                                     Additional   During the   Other
                                               Preferred Stock      Common Stock     Paid In      Development  Comprehensive
                                               Shares    Amount   Shares     Amount  Capital      Stage        Income      Total
                                               ------    ------   ------     ------  -------      -----        ------      -----
Cancellation of Common Stock Issued,
  August 17, 1998                                                    (16,000)     0           0                                   0
Issuance of Common Stock For Cash,
  December 11, 1998                                                4,000,000     40      99,960                             100,000
Issuance of Common Stock For
  Services, December 11, 1998                                      2,000,000     20      49,980                              50,000
Issuance of Common Stock for Services
  Rendered, December 31, 1998                                     20,000,000    200       9,800                              10,000
Loss, Year Ended December 31, 1998                                                                (129,460)                (129,460)
Balance, December 31, 1998                          0         0   26,382,186    264     711,684   (639,855)        0         72,093
Common Stock Issued For Cash,
  March 31, 1999                                                  15,000,000    150     824,850                             825,000
Exercise of Stock Options at $2.00
  Per Share, September 1999                                            9,000             18,000                              18,000
Exercise of Stock Options at $2.00
  Per Share, December 1999                                             7,000             14,000                              14,000
Loss, Year Ended December 31, 1999                                                                (349,401)                (349,401)
Other Comprehensive Income
  Translation Adjustments                                                                                      5,636          5,636
Balance, December 31, 1999                          0   $     0   41,398,186 $  414 $ 1,568,534   (989,256)    5,636       $585,328



                              EQUITYALERT.COM, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998, AND
                FOR THE PERIOD FROM INCEPTION (JANUARY 13, 1997)
                              TO DECEMBER 31, 1999
]

                                                                                                                From Inception
                                                                           Year Ended        Year Ended         (January 13, 1997)
                                                                           December 31,      December 31        to December 31,
                                                                           1999              1998               1999
                                                                           ----              ----               ----
Cash Flows From Operating Activities
   Net Loss                                                                $  (349,401)      $      (129,460)   $         (989,256)
   Adjustments to Reconcile Net Loss to Net Cash Used       By
   Depreciation                                                                   1,521                    0               1,521
   Common Stock Issued For Services                                                   0               60,000             343,723
   Translation Adjustments                                                        5,636                    0               5,636
   Changes in Assets and Liabilities
      (Increase) Decrease in Other Receivables                                        0                6,744                   0
      (Increase) Decrease in Prepaid Expenses                                   (9,074)                    0             (9,074)
      (Increase) Decrease in Deposits                                                 0                1,855                   0
       Increase (Decrease) in Accounts Payable                                    3,520                2,343              24,978
   Total Adjustments                                                              1,603               70,942             366,784
Net Cash Used By Operating Activities                                          (347,798)             (58,518)           (622,472)

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                           (20,773)                   0             (20,773)
Net Cash Flows From Investing Activities                                        (20,773)                   0             (20,773)

Cash Flows From Financing Activities
   Proceeds From Sale of Common Stock                                           957,000                5,000           1,076,586
   Advances From Related Parties                                                      0               10,000             158,639
Net Cash Provided By Financing Activities                                       957,000               15,000           1,235,225

Increase (Decrease) in Cash and Cash Equivalents                                588,429              (43,518)            591,980
Cash and Cash Equivalents, Beginning of Year                                      3,551               47,069                   0
Cash and Cash Equivalents, End of Year                                      $   591,980      $         3,551    $        591,980

Supplemental Information
   Cash Paid For:
      Interest                                                              $         0      $             0    $              0
      Income Taxes                                                          $         0      $             0    $              0

   Noncash Investing and Financing Activities:
      Common Stock Issued For Services                                      $         0      $        60,000    $        343,723
      Conversion of Debt to Equity                                          $         0      $             0    $        148,639


   The accompanying notes are an integral part of these financial statements.
                                       14

                              EQUITYALERT.COM, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 1 - ORGANIZATION
---------------------

     Equityalert.com, Inc. (the Company) was incorporated under the laws of the State of Florida on January 13, 1997, under the name of San Marino Minerals, Inc., with an authorized capital of 100,000,000 shares of common stock with a par value of $0.001 per share. On December 5, 1997, the Company amended its articles of incorporation to increase the authorized capital stock of the Company by 1,000,000 shares of preferred stock at $0.10 par value per share. On April 15, 1998, the board of directors authorized a reverse split of 100:1 of the Company's common stock, with the par value and authorized capital remaining the same. On May 14, 1998, the Company amended its Articles of Incorporation to change its name to Molina Corp, with no change in authorized capital or par value. On August 10, 1998, the Company reincorporated under the laws of the State of Nevada under the name Centaur Technologies, Inc. with no change in the authorized capital of the Company, but changes to its par value of common stock from $0.001 to $0.00001 and the par value of its preferred stock from $0.10 to $0.001. On August 11, 1998, the Company filed Articles of Dissolution in the State of Florida dissolving Molina Corp. On February 17, 1999, the Company reincorporated in the State of Florida under the name of Molina Corp. On March 10, 1999, the Company filed Articles of Merger in the State of Nevada between Molina Corp. and Centaur Technologies, Inc., with Centaur Technologies, Inc. being the surviving corporation. On May 14, 1999, these same Articles of Merger were filed in the State of Florida, with the surviving Nevada corporation not authorized to transact business in Florida. On May 6, 1999, the board of directors authorized a forward split of 2:1 of the Company's common stock, with the par value remaining the same, effective May 14, 1999. On May 18, 1999, the Company amended its articles of incorporation to change its name to Traderalert.com, Inc. On June 3, 1999, the Company amended its articles of incorporation to change its name to Equityalert.com, Inc., due to a trademark conflict. All per share and per share information have been adjusted retroactively to reflect changes in par value and stock splits.

     The Company offers online investors a broad suite of trading tools, including news, mutual fund information, stock quotes, stock splits, upgrades and downgrades, and customizable interactive intra-day trading charts.

     On  January  13,  1997,  the  Company  issued  3,000,000   (60,000  current
     equivalent) restricted shares of common stock at $0.001 par value for services rendered, or $3,000.

                             EQUITYALERT.COM, INC.
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

     During  January  and  February,  1997,  the Company  completed  an Offering
     Memorandum for 300,000 (6,000 current equivalent) shares of common stock for cash at $0.25 per share, or $75,000. The shares were issued during February, 1997.

     On June 17, 1997, the Company completed an Offering Memorandum for 6,100,000 (122,000 current equivalent) shares of common stock at $0.05 per share and issued the

NOTE 1 - ORGANIZATION (CONTINUED)
---------------------------------

     following shares: 1,693,820 (33,876 current equivalent) shares for the conversion of debt to equity at $0.05 per share, or $84,691; 291,720 (5,834 current equivalent) shares for cash at $0.05 per share, or $14,586; and 4,114,460 (82,290 current equivalent) shares for services rendered at $0.05 per share, or $205,723.

     On August 12, 1997, the Company completed an Offering Memorandum for 400,000 (8,000 current equivalent) shares of common stock at $0.25 per share and issued the following shares: 100,000 (2,000 current equivalent) shares for cash at $0.25 per share, or $25,000; and 300,000 (6,000 current equivalent) shares for services rendered at $0.25 per share, or $75,000.

     On December 31, 1997, the Company issued 109,205 (2,186 current equivalent) shares of common stock for the conversion of debt to equity at $0.59 per share, or $63,948.

     On August 15, 1998, the Company issued 100,000 (200,000 current equivalent) shares of common stock at $0.05 per share, or $5,000, as part of an Offering Memorandum.

     On  August  17,  1998,  the  Company   canceled   800,000  (16,000  current
     equivalent) shares of common stock formerly issued on June 16, 1997, for services rendered.

     On December 11, 1998, the Company completed an Offering Memorandum for 3,000,000 (6,000,000 current equivalent) shares of common stock at $0.05 per share and issued the following shares: 2,000,000 (4,000,000 current equivalent) shares for cash at $0.05 per share, or $100,000; and 1,000,000 (2,000,000 current equivalent) shares for services rendered at $0.05 per share, or $50,000.

     On December 31, 1998, the Company issued 10,000,000 (20,000,000 current equivalent) shares of common stock for the services rendered at $0.001 per share, or $10,000.

                             EQUITYALERT.COM, INC.
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

     On March 31, 1999, the Company completed an Offering Memorandum for 7,500,000 (15,000,000 current equivalent) shares of common stock at $0.11 per share, or $825,000.

     During September 1999, the Company issued 9,000 shares of common stock for the exercise of stock options at $2.00 per share, or $18,000.

     During December 1999, the Company issued 7,000 shares of common stock for the exercise of stock options at $2.00 per share, or $14,000.

     The Company is a development stage company, as defined in Financial Accounting Standards Board No. 7. The Company is devoting substantially all of its present efforts

NOTE 1 - ORGANIZATION (CONTINUED)
---------------------------------

     in securing and establishing a new business, and although its planned principal operations have commenced there have been no significant revenues derived therefrom. The Company's operations involve selling advertising through an online opt-in email list. Working capital funds will be obtained by seeking additional funding from private and public equity investments to meet such needs. The accompanying financial statements should not be regarded as typical for normal operating periods.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

     A. Cash and Cash Equivalents
     ----------------------------

     The Company considers all highly liquid instruments with a maturity of three months or less when acquired to be cash and cash equivalents.

     B. Basis of Financial Statement Presentation
     --------------------------------------------

     The Company's financial statements are prepared using the accrual method of accounting.

     C. Concentration of Credit Risk
     -------------------------------

                             EQUITYALERT.COM, INC.
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

     The Company maintains U.S. dollar cash balances in Canadian banks that are not insured.

     D. Advertising Costs
     --------------------

     Advertising costs are expensed as incurred.

     E. Foreign Currency Translation
     -------------------------------

     Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date, except for fixed assets, which are remeasured at historical exchange rates. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Revenues and expenses are translated at average exchange rates in effect during each period. Gains and losses on foreign currency transactions are included in net earnings.

     F. Per Share of Common Stock
     ----------------------------

     Basic earnings or loss per share has been computed based on the weighted average number of common shares outstanding. All earnings or loss per share amounts in the

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------

     financial statements are basic earnings or loss per share, as defined by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Diluted weighted average shares outstanding exclude the potential common shares from stock options because to do so would have been antidilutive. All per share and per share information have been adjusted retroactively to reflect stock splits and changes in par value.

     G. Income Taxes
     ---------------

     The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," by which deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. See Note 6.

                             EQUITYALERT.COM, INC.
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

     H. Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

     SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to continue its current method of accounting as described above, and has adopted the disclosure-only requirements of SFAS No. 123, effective January 13, 1997. See Note 7.

     I. Capital Structure
     --------------------

     The Company has implemented SFAS No. 129, "Disclosure of Information about Capital Structure," effective January 1, 1998, which established standards for disclosing information about an entity's capital structure. The implementation of SFAS No. 129 had no effect on the Company's financial statements

     J. Comprehensive Income
     -----------------------

     The Company has implemented SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998, which requires companies to classify items of other comprehensive income by their nature in a financial statement and display the

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------

     accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. Accumulated other comprehensive income for the period ended December 31, 1999, represents foreign currency translation items associated with the Company's Canadian operations. The implementation had no effect for the period ended December 31, 1998.

     K. Start-up Costs
     -----------------

                             EQUITYALERT.COM, INC.
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

     Cost of start-up activities represent organization costs and are expensed as incurred. For income tax purposes, the Company has elected to treat its organizational expenditures as deferred expenses and amortize them over a period of sixty months, beginning in the first month the Company is actively in business. See Note 6.

     L. Use of Estimates
     -------------------

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     M. Pending Accounting Pronouncements
     ------------------------------------

     It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 3 - STOCK SUBSCRIPTION RECEIVABLE
--------------------------------------

     On December 11, 1998, the Company completed an Offering Memorandum for 3,000,000 (6,000,000 current equivalent) shares of common stock at $.05 per share, of which 1,000,000 (2,000,000 current equivalent) shares were issued for services, and 2,000,000 (4,000,000 current equivalent) shares were issued for cash. A stock subscription receivable was recorded at December 31, 1998, for the shares issued for cash, which was received on January 8, 1999. All of the shares were issued on January 13, 1999.

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

     Property and Equipment consists of the following at December 31, 1999:

                             EQUITYALERT.COM, INC.
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 4 - PROPERTY AND EQUIPMENT (CONTINUED)
-------------------------------------------

Computer Hardware                                    $   10,012
Computer Software                                         6,995
Furniture and Fixtures                                    3,766
Total                                                    20,773
Less Accumulated Depreciation                             1,521
Net Book Value                                       $   19,252


     Depreciation expense charged to operations during 1999 was $1,521.

NOTE 5 - OTHER ADVANCES
-----------------------

     Other advances at December 31, 1999 and 1998, of $10,000 represent advances from a director. The amount bears no interest, is unsecured, and is due on demand.

NOTE 6 - INCOME TAXES
---------------------

     There is no current or deferred tax expense for the any of the periods indicated, due to the Company's loss position. The benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following at December 31:


Deferred Taxes                            1999                        1998
--------------                            ----                        ----
Start-up Costs                            $   330,222                 $   217,550
Valuation Allowance                          (330,222)                   (217,550)
Net Deferred Tax Assets                   $         0                 $         0



NOTE 7 - STOCK OPTIONS
----------------------

     The Company has three stock option plans that provide for the granting of stock options to officers and key employees as follows: 1997 Stock Option Plan (SOP), 500,000 (10,000 current equivalent) shares of authorized common stock; 1998 SOP, 2,000,000 (4,000,000 current equivalent) shares of authorized common stock; and 1999 SOP 5,000,000 (10,000,000 current equivalent) shares of authorized common stock, all of which expire ten years from the date of grant. The objectives of these plans include attracting and retaining the best personnel, providing for additional performance

                             EQUITYALERT.COM, INC.
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 7 - STOCK OPTIONS (CONTINUED)
----------------------------------

     incentives, and promoting the success of the Company by providing employees the opportunity to acquire common stock.

     In accordance with the stock option plan agreements, adjustments have been made to the common stock for the reverse split on a 100-for-one basis, effective April 15, 1998, and the forward split on a two-for-one basis, effective May 14, 1999. The option price payable per share was not changed.

     On June 14, 1999, 2,000,000 (4,000,000 current equivalent) options were granted under the 1998 SOP at $2.00 per share and are exercisable until June 14, 2009.

     On August 22, 1999, 8,000,000 options were under the 1999 SOP at $2.00 per share and are exercisable until August 22, 2009.

     The status of the Company's stock option plans are summarized below as of December 31:


                                                                Number of Option        Shares Price
                                                                ----------------        ------------
Granted  Under the 1998 Stock Option Plan                        4,000,000              $  2.00
Exercised  Under the 1998 Stock  Option Plan                       (11,000)                2.00
Granted  Under the 1999 Stock  Option Plan                       8,000,000                 2.00
Exercised Under the 1999 Stock Option Plan                          (5,000)                2.00
Options Outstanding at December 31, 1999                        11,984,000              $  2.00



     The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock options awards granted at or above fair market value. Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net

                             EQUITYALERT.COM, INC.
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

     loss and pro forma net loss per share would have been reflected as follows at December 31, 1999:

Net Loss
  As reported                            $     (337,826)
  Pro forma                              $   (4,352,528)
Net Loss Per Share
  As reported                            $        (0.01)
  Pro forma                              $        (0.11)


NOTE 7 - STOCK OPTIONS (CONTINUED)
----------------------------------

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumption used for those options granted: dividend yield of 0%, expected volatility of 273%, risk-free interest rate of 5%, and an expected life of 10 years.

NOTE 8 - SUBSEQUENT EVENTS
--------------------------

     During March 2000, the Company's planned principal operations began generating significant revenues.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Clancy and Co., P.L.L.C. are the Company's independent public accountants since inception. There have no disagreements with Clancy and Co., P.L.L.C.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and Section 16 compliance is included in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated by reference.

ITEM 10: EXECUTIVE COMPENSATION

     The information required by this Item is included in the Company's Proxy Statement and is hereby incorporated by reference.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the Company's Proxy Statement and is hereby incorporated by reference.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in the Company's Proxy Statement and is hereby incorporated herein by reference.

                                     PART IV

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

     The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10KSB.

     No reports on Form 8-K were filed during the Company's fourth fiscal quarter.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of April, 2000.

                                                           EQUITYALERT.COM, INC.


                                                              /s/ Bhupinder Mann
                                                              ------------------
                                                              By: Bhupinder Mann
                                                               CEO and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature                         Title                           Date
---------                         -----                           ----
/s/ Harmel S. Rayat               Director and Chairman           April 11, 2000
-------------------               ---------------------           --------------
Harmel S. Rayat

/s/ Gurmukh S. Kundan             Director, Secretary/Treasurer   April 11, 2000
---------------------             -----------------------------   --------------
Gurmukh S. Kundan
