Form 10QSB
period 2000-03-31
EQUITYALERT COM INC
filed 2000-04-18
CIK 1094842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A

(Mark One)


      X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    -----
               SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended March 31, 2000

    ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _______

Commission file number:  001-15301


                              EQUITYALERT.COM, INC.
                           --------------------------
             (exact name of registrant as specified in its charter)



          NEVADA                                         58-2377963
         --------                                       ------------
(State or other jurisdiction of               (IRS Employer Identification
incorporation or organization)                          Number)

Suite 119 - 1628 West 1st Avenue, Vancouver, BC,          V6J 1G1
------------------------------------------------          -------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:          (604) 659-5009
                                                             --------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares of the Registrant's Common Stock, $0.00001 par value, as of April 10, 2000: 41,398,186

                              EQUITYALERT.COM, INC.
                    FORM 10-QSB, QUARTER ENDED MARCH 31, 2000



                                     INDEX



PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

Consolidated Balance Sheet as of March 31, 2000.........................      4

Statement of Operations for the Quarter Ended March 31, 2000 and 1999...    5-6

Statement of Stockholders' Equity for the Quarter Ended March 31, 2000 ..   7-9

Statement of Cash Flows for the Quarter Ended March 31, 2000, ..........  10-11

Notes to Interim Consolidated Financial Statements......................     12

Item 2  Management's Discussion and Analysis............................     13

PART II   OTHER INFORMATION

Item 1 Legal Proceedings................................................     15
Item 2 Changes in Securities............................................     15
Item 3 Defaults Upon Senior Securities..................................     16
Item 4 Submission of Matters to a Vote of Security Holders..............     16
Item 5 Other Information................................................     16
Item 6 Exhibits and Reports on Form 8-K.................................     16

Signatures..............................................................     17


Item 1    Financial Statements
------------------------------




                              EQUITYALERT.COM, INC.

                   FORM 10-Q, QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

Balance Sheet at March 31, 2000 and December 31, 1999                                     2

Statement of Operations for the Three Months Ended March 31, 2000 and 1999              3,4

Statement of Stockholders' Equity For The Period From Inception ( January 13, 1997 )
  To March 31, 2000                                                                     5,7

Statement of Cash Flaws For The Three Months ended March 31, 2000 and 1999              8,9

Notes to Financial Statements                                                            10


All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   The accompanying notes are an integral part of these financial statements
                                       3

                              EQUITYALERT.COM, INC.
                          (A Development Stage Company)
                              INTERIM BALANCE SHEET
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)

                                                                                               2000                  1999
                                                                                               ----                  ----
                                     ASSETS
Current Assets
   Cash and Cash Equivalents                                                                   $       549,937       $     591,980
   Stock Subsciption Receivable                                                                             -                  -
   Account Receivable                                                                                   65,695
   Prepaid Expenses                                                                                      9,791               9,074
Total CurrentAssets                                                                                    625,423             601,054
Fixed Assets
   Property and Equipment, Net (Note 2)                                                                243,410              19,252
                                                                                                                                 0
Total Assets                                                                                   $       868,833       $     620,306

                      LIABILITIES AND STOCKHOLDERS' EQUIITY

Current Liabilities
   Accounts Payable                                                                            $        20,464       $      24,978
   Other Advances (Note 3)                                                                     $        10,000       $      10,000
Total Current Liabilities                                                                      $        30,464       $      34,978
Stockholders' Equity
   Preferred Stock: $0.001 Par Value; Authorized 1,000,000 shares
     Issued and Outstanding, NONE                                                                            0                   0
   Common Stock: $0.00001 Par Value, Authorized 100,000,000 shares;
     Issued and Outstanding, 41,398,186 and 41,398,186 at March 31,
     2000 and December 31, 1999, respectively                                                              414                 414
   Addition Paid In Capital                                                                          1,568,534           1,568,534
   Loss Accumulated During the Development Stage                                                      (736,215)           (989,256)
   Accumulated Other Comprehensive Income                                                                5,636               5,636
Total Stockholders' Equity                                                                             838,369             585,328
Total Liabilities and Stockholder's Equity                                                     $       868,833       $     620,306



    The accompanying notes are an integral part of these financial statements
                                        4

                              EQUITYALERT.COM, INC.
                          (A Development Stage Company)
                         INTERIM STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                                                                Loss
                                                                The Three               The Three               Accumulated
                                                                Months                  Months                  During The
                                                                Period Ended            Period Ended            Development
                                                                March 31,2000           March 31,1999           Stage
                                                                -------------           -------------           -----
Revenues                                                        $     387,305           $         0             $      387,305
Operating Expenses
   General and Administrative                                   $     139,824           $        66                  1,163,491

Operating Loss                                                  $     247,481           $       (66)                 ($776,186)

Other Income
  Interest Income                                                       5,560                 2,739                     39,971

Net Loss Available to Common Stockholders                       $     253,041           $     2,673                  ($736,215)

Loss Per Weighted Average Share of Common
  Stock                                                                  0.01                  0.00                      (0.02)

Weighted Average Number of CommonShares
  Outstandings                                                     41,398,186            41,382,186                 41,398,186



    The accompanying notes are an integral part of these financial statements
                                       5

                              EQUITYALERT.COM, INC.
                          (A Development Stage Company)
                         INTERIM STATEMENT OF OPERATIONS
         FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2000 , FOR THE YEAR
       ENDED DECEMBER 31, 1999, FOR THE PERIOD FROM INCEPTION (JANUARY 13,
          1997) TO DECEMBER 31, 1998, AND FOR THE PERIOD FROM INCEPTION
                      (JANUARY 13, 1997) TO MARCH 31, 2000
                                  (Unaudited)


                                                                                                                      Loss
                                                     For The Three                           For The Period           Accumulated
                                                     Months            For the Year          From Inception           During The
                                                     Period Ended      Ended                 January 13, 1997) to     Development
                                                     March 31,2000     December 31, 1999     December 31,1998         Stage
                                                     -------------     -----------------     ----------------         -----
Revenues                                             $     387,305     $          0          $           0            $    387,305

Operating Expenses
   General and Administrative                        $     139,824          383,389                129,461            $  1,163,491

Operating Loss                                       $    (139,824)    $   (383,389)         $    (129,461)           $   (776,186)

Other Income
   Interest Income                                           5,560           33,988                      1                  39,971

Net Loss Available to Common Stockholders $                253,041     $   (349,401)         $    (129,460)           $   (736,215)

Loss Per Weighted Average Share of Common
   Stock                                             $        0.01     $      (0.01)         $       (0.05)           $      (0.02)

Weighted Average Number of CommonShares
   Outstandings                                         41,391,186       38,885,770              2,432,186              41,391,186




    The accompanying notes are an integral part of these financial statements
                                       6

                              EQUITYALERT.COM, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (JANUARY 13, 1997)
                             THROUGH MARCH 31, 2000

                                                                                                              Loss
                                                                                                              Accumulated
                                                                                                  Additional  During the
                                                   Preferred Stock            Common Stock        Paid In     Development
                                                Shares       Amounts      Shares      Amounts     Capital     Stage        Total
                                                ------       -------      ------      -------     -------     -----        -----
Issuance of Common Stock For
   Services Rendered, January 13, 1997                                       60,000   $       1   $   2,999                $   3,000
Issuance of Common Stock For
   Cash, February 28, 1997                                                    6,000           0      75,000                   75,000
Conversion of Debt to Equity, June 16,
   1997                                                                      33,876           0      84,691                   84,691
Issuance of Common Stock For
   Cash, June 16, 1997                                                        5,834           0      14,586                   14,586
Issuance of Common Stock For
   Services, June 16, 1997                                                   82,289           1     205,722                  205,723
Issuance of Common Stock For
   Cash, August 12, 1997                                                      2,000           0      25,000                   25,000
Issuance of Common Stock For
   Services, Rendered, August 12, 1997                                        6,000           0      75,000                   75,000
Conversion of Debt to Equity,
   December 31, 1997                                                          2,187           0      63,948                   63,948
Loss, From Inception (January 13,
   1997) to December 31, 1997                                                                                    (510,395) (510,395)
Balance, December 31, 1997                        0           0             198,186   $       2   $ 546,946   $  (510,395) $  36,553


   The accompanying notes are an integral part of these financial statements
                                       7

                              EQUITYALERT.COM, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (JANUARY 13, 1997)
                             THROUGH MARCH 31, 2000

                                                                                                           Loss
                                                                                                           Accumulated
                                                                                                Additional During the
                                                   Preferred Stock          Common Stock        Paid In    Development
                                                  Shares      Amounts    Shares      Amounts    Capital    Stage         Total
                                                  ------      -------    ------      -------    -------    -----         -----
Issuance of Common Stock For Cash,
   August 15, 1998                                                          200,000  $      2   $   4,998                $    5,000
Cancellation of Common Stock Issued,
   August 17, 1998                                                          (16,000)        0           0                         0
Issuance of Common Stock For Cash,
   December 11, 1998                                                      4,000,000        40      99,960                   100,000
Issuance of Common Stock For
   Services, December 11, 1998                                            2,000,000        20      49,980                    50,000
Issuance of Common Stock For
   Services Rendered, December 31, 1998                                  20,000,000       200       9,800                    10,000
Loss, Year Ended December 31, 1998                                                                         (129,460)       (129,460)
   Balance, December 31, 1998                          0         0       26,382,186       264     711,684  (639,855)       (639,855)
Common Stock Issued For Cash, March
   31, 1999                                                              15,000,000       150     824,850                   825,000
Loss, Six Months Period Ended June 30,
   1999                                                                                                     (27,731)        (27,731)
Balance, June 30, 1999                                 0         0       41,382,186       414   1,536,534  (667,586)        869,362
Common Stock Options Exercised,
   September 15, 1999                                                         4,000      0.04     7999.96                     8,000
Common Stock Options Exercised,
   September 20, 1999                                                         5,000      0.05     9999.95                    10,000
Loss, Nine Months Period Ended
   September 30, 1999                                                                                      (127,056)       (127,056)
Balance, September 30, 1999                            0         0       41,391,186       414   1,554,534  (794,642)     $  760,306



    The accompanying notes are an integral part of these financial statements
                                        8

                              EQUITYALERT.COM, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (JANUARY 13, 1997)
                             THROUGH MARCH 31, 2000


                                                                                        Loss
                                                                                        Accumulated    Accumulated
                                                                          Additional    During the     Other
                                    Preferred Stock     Common Stock      Paid In       Development    Comprehensive
                                    Shares    Amount  Shares     Amount   Capital       Stage          Income          Total
                                    ------    ------  ------     ------   -------       -----          ------          -----
Exercise of Stock Options at
  $2.00 Per Share, December 1999                           7,000               14,000                                        14,000
Loss, Year Ended December 31,
  1999                                                                                      (349,401)                      (349,401)
Other Comprehensive Income
  Translation Adjustments                                                                                     5,636           5,636
Balance, December 31, 1999              0         0   41,398,186     414    1,568,534       (989,256)         5,636         585,328
Income, Three Months Period
  Ended March 31, 2000                                                                       253,041                        253,011
Balance, March 31, 2000                 0         0   41,398,186     414    1,568,534       (736,215)         5,636         838,369



    The accompanying notes are an integral part of these financial statements
                                       9

                              EQUITYALERT.COM, INC.
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
            AND FROM INCEPTION (JANUARY 13, 1997) TO MARCH 31, 2000
                                   (Unaudited)

                                                                   Three Months            Three Months            From Inception
                                                                   Ended                   Ended                   To March 31
                                                                   March 31, 2000          March 31, 1999          2000
                                                                   --------------          --------------          ----
Cash Flows From Operating Activities:
  Net Income (Loss)                                                $      253,041          $       2,673           $   (736,215)
  Adjustments to Reconcile Net Loss to Net Cash
  Used By Operating Activities
  Common Stock Issued For Services                                                                                      343,723
  Translation Adjustments                                                                                                 5,636
  Changes in Assets and Liabilities
            Depreciation                                                    4,071                                         5,592
            (Increase) Decrease in Accounts Receivable                    (65,695)                     0                (65,696)
            (Increase) Decrease in Stock Subscriptn Receivable                 -                 100,000                     -
            Increase (Decrease) in Accounts Payable                        (4,514)                                       20,461
            (Increase) Decrease in Prepaid Expenses                          (717)                                       (9,791)
  Total Adjustments                                                       (66,855)               100,000                299,929
Net Cash Used In Operating Activities                                     186,186                102,673               (436,286)

Cash Flows From Investing Activities
  Purchase of Equipment                                                  (228,228)                     0               (249,001)
Net Cash Flows Used In Investing Activities                              (228,228)                  -                  (249,001)

Cash Flows From Financing Activities
  Proceed From Sale of Common Stock                                            -                 825,000              1,076,586
  Proceed From Exercise of Common Stock                                        -                                            -
  Advances From Related Parties                                                 0                   -                   158,639
Net Cash Provided By Financing Activities                                      -                 825,000              1,235,225

Increase (Decrease) in Cash and Cash Equivalents                          (42,043)               927,673                549,937

Cash and Cash Equivalents at Beginning of Period                          591,980                  3,551                      0
Cash and Cash Equivalents at End of Period                         $      549,937          $     931,224           $    549,937


   The accompanying notes are an integral part of these financial statements
                                       10

                              EQUITYALERT.COM, INC.
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
             AND FROM INCEPTION (JANUARY 13, 1997) TO MARCH 31, 2000
                                (Unaudited)


                                                                                                                    From
                                                                        Three Months        Three Months            Inception
                                                                        Ended               Ended                   To March 31
                                                                        March 31,2000       March 31,1999           2000
                                                                        -------------       -------------           ----
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
            Interest                                                    $       0           $         0             $         0
            Income Taxes                                                $       0           $         0             $         0
Noncash Investing and Financing Activities:
            Issurance of Common Stock for Services                      $       0           $         0             $   343,723
            Conversion of Debt to Equity                                $       0           $         0             $   148,639


   The accompanying notes are an integral part of these financial statements
                                       11

                              EQUITYALERT.COM, INC.
                         (A Development Stage Company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                            March 31, 2000 and 1999

1.   PRESENTATION OF INTERIM INFORMATION

     The accompanying unaudited interim financial statements have been prepared in accordance with Form 10SB and in the opinion of management of EquityAlert.Com, Inc. (The Company), include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2000, and the results of operations for the three months ended March 31, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's audited financial statements and notes for the year ended December 31, 1999

     Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1999, 1998, 1997 audited financial statements.

2.   PROPERTY AND EQUIPMENT

     Property  and  Equipment  consists  of the  following  at March  31,  2000:
     Computer Hardware $238,240 Computer Software 6,995 Furniture and Fixtures 3,766 Total $249, 001 Less Accumulated Depreciation 5,592 Net Book Value 243,409

     Depreciation expense charged to operations during 2000 was $ 4,071.

3.   OTHER ADVANCES

     Other advances at March 31, 2000, December 31, 1999 and 1998, of $10,000 represent advances from a director. The amount bears no interest, is unsecured, and is due on demand.

Item 2    Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

     When  used  in  this  discussion,  the  words  "believes",   "anticipates",
"expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10QSB and 8-K filed with the Securities and Exchange Commission.

Overview
--------

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

     Subscribers to EquityAlert's free website enjoy a broad suite of financial news and information, including live chat, message boards and mutual fund news and public company press releases via email.

     According to our survey of use subscribers are composed of a wide cross section of professionals and managers (25%), technologists (15%), business owners (12%) and retirees (10%), the Company's subscriber base is active in the markets, with 83% completing up to 7 trades per week and 9% completing between 8 and 10 trades per week. Sixty four percent (64%) of EquityAlert's subscribers conduct trades through an online broker, while 18% use a discount broker. Almost a quarter of EquityAlert's subscribers Have portfolios of over $250,000, with 16% reporting total assets of over $300,000, while 6% reported $1,000,000-plus in total investments.

     In October 1999, EquityAlert.com began to e-mail its subscriber base public company press releases and news and information on mutual funds. Since launching its e-mail alert service, EquityAlert's e-mail volume has steadily increased.

Month                                        E-mail volume
-----                                        -------------
October 1999                                 2.2 million
November 1999                                3.2 million
December 1999                                5.5 million
January 2000                                 5.9 million
February 2000                                6.9 million
March 2000                                   16.1 million


     In December 1999, the Company established a Sales and Marketing division, which began to sell advertising on its e-mail alerts in early January 2000. The Company expects to generate the majority of its future revenues from advertising sales on its e-mail alerts.

Results of Operations
---------------------

     Revenues. The Company generated $387,305 in revenues for the three months ended March 31, 2000, versus no revenues for the same period in 1999. To date, the Company has not relied exclusively on revenues for funding. During the next several years, the Company expects to derive the majority of its potential revenues from the sale of advertising on its e-mail alerts in the United States, Canada and possibly select foreign markets.

     General and Administrative Expenses. During the three months ended March 31, 2000, the Company incurred $139,824 in general and administrative expenses, an increase of 211,754% from first quarter 1999 expenses of $66.This significant increase in the first quarter is primarily due to the launch of its business resulting in additional salary, operating and marketing expenses.

     Interest Income. Interest income was $5,560 and $2,739 for the quarters ended March 31, 2000 and 1999, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

     Provision for Income Taxes. As of March 31, 2000, the Company's accumulated deficit was $736,215, and as a result, there has been no provision for income taxes.

     Net Income. For the three months ended March 31, 2000, the Company recorded net income of $253,041 or $0.01 per share, compared to net income of $2,673, or $0.00 per share, for the same period in 1999. Income of $2,673 for 1999 was primarily from interest income earned on cash deposits.

Liquidity and Capital Resources
-------------------------------

     As at March 31, 2000, the Company had a cash balance of $549,937, compared to $931,224 as at March 31, 1999 and $591,980 as at December 31, 1999. The
amounts expended were used to fund increased operation costs.

     As at March 31, 2000, the Company had $65,695 in accounts receivable, compared to $0.00 as at March 31, 1999. This increase is a result of the Company beginning selling advertising on its e-mail alerts.

     As at March 31, 2000, the Company had $9,791 in prepaid expenses, versus $9,074 as at December 31, 1999. As at March 31, 2000, the Company had $20,464 in accounts payable, a decrease of $4,514, or 18%, over the amount of $24,978 as December 31, 1998.

     Net cash used in investing activities was $228,228 for the three month period ending March 31, 2000, compared to net cash used of $0 for the same period in 1999. The increase in the net cash used in investing activities was due mainly to purchasing equipment for the Company's website and e-mailing facilities during 2000, versus no purchases during the same period in 1999.

     Net cash provided by financing activities was $0 for the three month period ending March 31, 2000, compared to $825,000 for the same period in 1999. The Company has financed its operations primarily through net income generated from its operations during the three month period ending March 31, 2000.

     The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to operate its business profitably in the future, recruit and train qualified management, technical and sales personnel, and the Company's ability to compete against other, better capitalized corporations who offer similar web based services.

     The Company may raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company may seek access to the private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.



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

None

Item 5    Other Information
---------------------------

None

Item 6    Exhibits and Reports on Form 8-K
------------------------------------------

     On January 21, 2000, the Company filed an 8-K reporting that, effective January 21, 2000, Mr. Jasvir S. Rayat resigned as a Director, President and Chief Executive Officer of the Company. Replacing Mr. Rayat in the capacity of Director, President and Chief Executive Officer is Mr. Bhupinder (Bill) Mann. Between 1986 and 1989, Mr. Mann became engaged in the commodities and futures markets as a registered broker for Evergreen Futures. During the period between 1989 and 1995, Mr. Mann served as the President of First College of Commodities, which provided training and educational services. In 1995, Mr. Mann was responsible for sales at Radd Multimedia and later responsible for investor relations at Aqua One Beverage. Between 1996 and 1999, Mr. Mann served as the Manager of investor relations for MedCare Technologies, Inc., a healthcare technology service company. Mr. Mann graduated in 1978 from Nottingham University with a B.A. Hons. in Political Science.

     In addition, on January 21, 2000 the Board of Directors of the Company appointed Mr. Terry Johnston in the capacity of vice president of Sales and Marketing. From 1994 to 1995, Mr. Johnston was vice-president of D.R. 9-Ball, Inc., where he developed a recreational sports business. From 1989 to 1993, Mr. Johnston worked for Specialty Technical Publishers, Inc., where he was responsible for selling regulatory manuals to environmental managers. From 1987 to 1989, Mr. Johnston was President of It's Page Perfect, Ltd. a graphic design company.

Signature Page
--------------

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           EQUITYALERT.COM, INC.

                                                              /s/ Bhupinder Mann
                                                           ---------------------
                                                                  Bhupinder Mann
                                                               CEO and President


                                                             /s/ Harmel S. Rayat
                                                               -----------------
                                                                 Harmel S. Rayat
                                                           Director and Chairman



                                                           /s/ Gurmukh S. Kundan
                                                               -----------------
                                                                Gurmukh S. Rayat
                                                           Director and Chairman




Dated: April 18, 2000
---------------------