Form 10KSB/A
period 1999-12-31
EQUITYALERT COM INC
filed 2000-05-12
CIK 1094842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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
41,398,186.

DOCUMENTS INCORPORATED BY REFERENCE:         None
------------------------------------         ----

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                                TABLE OF CONTENTS

                                                                                                Page
PART I
Item 1.   Business                                                                               3
Item 2.   Properties                                                                             4
Item 3.   Legal Proceedings                                                                      4
Item 4.   Submissions of Matters to a Vote of Security Holders                                   4

PART II
Item 5.   Market for the Registrants' Common Equity and Related
              Stockholder Matters                                                                5
Item 6.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                          5
Item 7.   Financial Statements                                                                   7
Item 8.   Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure                                                           24

PART III
Item 9.  Directors and Executive Officers of the Registrant                                      24
Item 10.  Executive Compensation                                                                 24
Item 11.  Security Ownership of Certain Beneficial Owners and Management                         25
Item 12.  Certain Relationships and Related Transactions                                         26

PART IV
Item 13.  Exhibits and Reports on Form 8-K                                                       26



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

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following narrative describes the positions held by the Company's current officers and directors. During 2000, the Board met once and each board member attended at least 75% of the board and committee meetings that were held while they were in office.

     BHUPINDER MANN(Age 45) President and Chief Executive Officer, Director. Between 1986 and 1989, Mr. Mann became engaged in the commodities and futures markets as a registered broker for Evergreen Futures. During the period between 1989 and 1995, Mr. Mann served as the President of First College of Commodities, which provided training and educational services. In 1995, Mr. Mann was responsible for sales at Radd Multimedia and later in the year for investor relation at Aqua One Beverage. Between 1996 and 1999, Mr. Mann served as the Manager of investor relation for MedCare Technologies, Inc., a healthcare
technology  service  company.   Mr.  Mann  graduated  in  1978  from  Nottingham
University with a B.A. Hons. In Political Science. Mr. Mann has served as the Company's President, Chief Executive Officer and Director since January 21, 2000.

     HARMEL S. RAYAT(Age 38) Chairman, Director. Mr. Rayat has been in the venture capital industry since 1981 and since January 1993 has been the president of Hartford Capital Corporation, a company that provides financial consulting services to emerging growth corporations. Mr. Rayat is also a Director of WhatsOnline.com and Zeta Corporation. Mr. Rayat served as a Director and the Company's President from April 19, 1999 to August 2, 1999, and the Company's Chairman since August 2, 1999.

     GURMUKH S. KUNDAN(Age 26) Secretary, Treasurer, Director. Mr. Kundan has held positions with several communications organizations. From 1997 to 1998, Mr. Kundan was Vice President of Marketing for a start up Web site design company where he was responsible for developing and initiating marketing strategies that grew the company's market share. From May 1997 to September 1997, Mr. Kundan was Information Officer for one of the world's top sub-atomic particle research institutes where he was responsible for public relations. From January 1997 to March 1997, Mr. Kundan was a co-owner of a public relations firm, which specialized in contracts with the federal government, where he was responsible for the daily operations of the firm and for public relations work. From September 1996 to December 1997, Mr. Kundan was a journalist for the Department of Indian Affairs and Northern Development, where he wrote newspaper articles about First Nations economic development. Mr. Kundan holds a Bachelor of Arts Degree from Simon Fraser University, with a major in Communication and an extended minor in Archaeology. From the Fall of 1992 to June 1999, Mr. Kundan was a student at Simon Fraser University. Mr. Kundan has been a Director, Secretary and Treasurer of the Company since July 28, 1999.


ITEM 10: EXECUTIVE COMPENSATION

     The following table shows, for the three-year period ended December 31, 1999, the cash compensation paid by the Company, as well as certain otehr compensation paid or accrued for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company has a total annual salary and bonus for 1999 that exceeded $100,000.

                           Summary Compensation Table
                           --------------------------

                                                                                          Securities
                                                                                          Underlying
                                                                                          Options             All Other
Name and Principal Position       Year        Salary       Bonus       Other              Granted             Compensation
---------------------------       ----        ------       -----       -----              -------             ------------
Bhupinder Mann                    1999        $0           $0          $19,799            0                   $19,799
CEO, President, Director
                                  1998        $0           $0          $0                 0                   $0
                                  1997        $0           $0          $0                 0                   $0
Harmel S. Rayat                   1999        $0           $0          $0                 8,000,000           $0
Chairman, Director
                                  1998        $0           $0          $0                 0                   $0
                                  1997        $0           $0          $0                 0                   $0
Gurmukh S. Kundan                 1999        $10,273      $0          $0                 0                   $10,273
Secretary, Treasurer,
Director
                                  1998        $0           $0          $0                 0                   $0
                                  1997        $0           $0          $0                 0                   $0


                           Stock Option Grants in 1999
                           ---------------------------

     Shown below is further information regarding employee stock options awarded during 1999 to the named officers and directors:

                         Number of
                         Securities              % of Total
                         Underlying              Options Granted
Name                     Options                 to Employees            Exercise Price           Expiration Date
----                     -------                 ------------            --------------           ---------------
Harmel S. Rayat          2,000,000               50%                     $2.00                    2008
                         6,000,000               75%                     $2.00                    2009


       Aggregated Option Exercises During 1999 and Year-End Option Values
       ------------------------------------------------------------------

     The following table shows certain information about unexercised options at year-end with respect to the named officers and directors:


                         Common Shares           Common Shares           Value of                 Value of
                         Underlying              Underlying              Unexercised In-          Unexercised In-
                         Unexercised             Unexercised             The-Money                The-Money
                         Options on              Options on              Options on               Options on
                         12/31/99                12/31/99                12/31/99                 12/31/99
Name                     Exercisable             Unexercisable           Exercisable              Unexercisable
----                     -----------             -------------           -----------              -------------
Harmel S. Rayat          8,000,000               0                       $24,000,000              $0


     The value of the options is calculated using the fair market value of the Company's Common Stock on December 31, 1999($5.00 per share minus the exercise price per share, of the in-the-money options, multiplied by the number of shares subject to each option.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 25, 2000, the beneficial ownership of the Company's Common Stock by each nominee, director and executive officer of the Company, each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officer and directors of the Company as a group.

                                            Number of Shares
Person or Group                             Of Common Stock                    Percent
---------------                             ---------------                    -------
Harmel S. Rayat (1)                         31,181,850                         75.3%
216-1628 West First Avenue
Vancouver, B.C.  V6J 1G1 Canada

Bhupinder Mann                                 202,000                         0.49%
216-1628 West First Avenue
Vancouver, B.C.  V6J 1G1 Canada

Gurmukh S. Kundan                                    0                         0.00%
216-1628 West First Avenue
Vancouver, B.C.  V6J 1G1 Canada

Directors and Executive Officer             31,383,850                         75.79%
as a group (3 persons)


     Includes 8,000,000 shares which may be acquired pursuant to options granted and exercisable under the Company's 1998 and 1999 stock option plans and 1,177,850 shares held by Tajinder Chohan, Mr. Rayat's wife. Additionally, other members of Mr. Rayat's family hold 2,612,570 shares. Mr. Rayat disclaims beneficial ownership of the shares beneficially owned by his wife and other family members.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company subleases 143.4 square feet of office space from WhatsOnline.com. This office space is located at 15 Wertheim Court, Suite 311, Richmond Hill, Ontario, L4B 3H7 and is subleased by the Company for $250 Canadian per month until February 28, 2002. Mr. Harmel S. Rayat, a director and majority shareholder of EquityAlert.com, is also a director and majority shareholder of WhatsOnline.com. During 1999, EquityAlert.com has the temporary use of office space located at Suite 214 and 216, 1628 First Avenue, Vancouver, B.C., V6J 1G1. This office space was provided to EquityAlert.com free of any charges by certain family members of Mr. Harmel S. Rayat, a director and majority shareholder of the Company.

                                     PART IV

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

     There are no exhibits to be filed as part of this Annual Report on Form 10KSB.

     No reports on Form 8-K were filed during the Company's fourth fiscal quarter.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of Mayl, 2000.

                                                           EQUITYALERT.COM, INC.


                                                              /s/ Bhupinder Mann
                                                              ------------------
                                           By Bhupinder Mann,  CEO and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature                           Title                         Date

/s/ Harmel S. Rayat                 Director and Chairman         May 11, 2000
-------------------                 ---------------------         ------------
Harmel S. Rayat

/s/ Gurmukh S. Kundan               Director, Secretary,          May 11, 2000
---------------------               --------------------          ------------
Gurmukh S. Kundan                   Treasurer