Form 10QSB
period 2000-06-30
EQUITYALERT COM INC
filed 2000-08-11
CIK 1094842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

   [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For quarterly period ended June 30, 2000

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to _______

Commission file number: 001-15301


                              EQUITYALERT.COM, INC.
        (exact name of small business issuer as specified in its charter)


NEVADA                                        58-2377963
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


             Suite 216 - 1628 West 1st Avenue, Vancouver, BC,V6J 1G1
                    (Address of principal executive offices)


                                 (604) 659-5009
                (Issuer's telephone number, including area code)

Checkwhether the Issuer:  (1) has filed all reports required by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
Yes [X]    No[_]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: as of June 30, 2000 there were 41,398,186 shares of the Issuer's Common Stock, $0.00001 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check One): YES [_]    NO [x]

                              EQUITYALERT.COM, INC.
                    FORM 10-QSB, QUARTER ENDED MARCH 31, 2000


INDEX

PART I  FINANCIAL INFORMATION

Item 1  Financial Statements

Consolidated Balance Sheet as of  June 30, 2000.............................   3

Statement of Operations for the Quarter Ended June 30, 2000 and 1999........   4

Statement of Cash Flows for the Quarter Ended June 30, 2000, ...............   5

Notes to Interim Consolidated Financial Statements..........................   6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


Item 2  Management's Discussion and Analysis................................   7

PART II  OTHER INFORMATION

Item 1  Legal Proceedings...................................................   9

Item 2  Changes in Securities...............................................   9

Item 3  Defaults Upon Senior Securities.....................................   9

Item 4  Submission of Matters to a Vote of Security Holders.................   9

Item 5  Other Information...................................................   9

Item 6  Exhibits and Reports on Form 8-K....................................   9

        Signatures..........................................................  10

Item 1. Financial Statements.


                              EQUITYALERT.COM, INC.
                              Interim Balance Sheet
                       June 30, 2000 and December 31, 1999


                                                                       Unaudited
ASSETS                                                                    2000           1999
                                                                      -----------    -----------
Current Assets
  Cash                                                                $   431,281    $   591,980
  Accounts Receivable                                                     205,780              0
  Prepaid Expenses                                                          9,074          9,074
  Security Deposits                                                           345
                                                                      -----------    -----------
Total Current Assets                                                  $   646,480        601,054

Property and Equipment, Net (Note 4)                                      355,823         19,252
                                                                      -----------    -----------

Total  Assets                                                         $ 1,002,303    $   620,306
                                                                      ===========    ===========

LIABILITIES AND  STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                                    $    37,118    $    24,978
  Other Advances                                                           10,000         10,000
  Income Taxes Payable (Note 5)                                            59,708
                                                                      -----------    -----------
Total Current Liabilities                                             $   106,826    $    34,978

Stockholders' Equity
  Preferred Stock: $0.001 Par Value; Authorized Shares,
1,000,000                                                                    None           None
  Common Stock: $0.00001 Par Value; Authorized Shares,
100,000,000; Issued and Outstanding, 41,398,186
41,398,186, at June 30, 2000 and December 31,1999, respectively               414            414
  Additional Paid In Capital                                            1,568,534      1,568,534
  Retained Earnings (A Deficit)                                          (679,107)      (989,256)
  Accumulated Other Comprehensive Income                                    5,636          5,636
                                                                      -----------    -----------
Total Stockholders' Equity                                                895,477        585,328
                                                                      -----------    -----------

Total Liabilities and Stockholders' Equity                            $ 1,002,303    $   620,306
                                                                      ===========    ===========

                              EQUITYALERT.COM, INC.
                         Interim Statement of Operations
                 for the six months ended June 30, 2000 and 1999
                                   (Unaudited)


                                           For The Six        For The Six       For The Three      For The Three
                                          Months Ended       Months Ended       Months Ended       Months Ended
                                          June 30, 1999      June 30, 1999      June 30, 2000      June 30, 2000
                                          ------------       ------------       ------------       ------------
Revenues                                  $    790,558       $          0       $    403,253       $          0

Expenses
  General and Administrative                   436,683             41,575            296,859             41,508

Other Income
  Interest Income                               15,983             13,844             10,423             11,105
                                          ------------       ------------       ------------       ------------

Net Income Before Provision
  For Income Taxes                        $    369,858       $    (27,731)      $    116,817       $    (30,404)
                                          ------------       ------------       ------------       ------------
Provision (Benefit)
  For Income Taxes                              59,708                  0                  0                  0
Net Income (Loss) Available
  To Common Stockholders                  $    310,150       $    (27,731)      $    116,817       $    (30,404)
                                          ------------       ------------       ------------       ------------
Basic Income (Loss) Per Common Share
                                          $      0.007       ($     0.000)      $      0.003       ($      .000)
                                          ============       ============       ============       ============

Basic Weighted Average
  Common Shares Outstanding                 41,398,186         41,382,186         41,398,186         41,382,186
                                          ============       ============       ============       ============

                              EQUITYALERT.COM, INC.
                         Interim Statement of Cash Flows
              for the six month period ended June 30, 2000 and 1999
                                   (Unaudited)


                                                              Six Months Ended     Six Months Ended
                                                                June 30, 2000        June 30, 1999
                                                                  ---------            ---------
Cash Flows From Operating Activities
  Net Income (Loss)                                               $ 310,150            $ (27,731)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided By (Used In) By Operating Activities
  Depreciation                                                        8,141
  Common Stock Issued For Services
  Translation Adjustments
  Changes in Assets and Liabilities
    (Increase) Decrease in Accounts Receivable                     (205,780)
    (Increase) Decrease in Prepaid Expenses
    (Increase) Decrease in Security Deposits                           (345)
     Increase (Decrease) in Accounts Payable                         12,140                  601
     Increase (Decrease) in Income Taxes  Payable                    59,708
                                                                  ---------            ---------
  Total Adjustments                                                (126,136)                 601
                                                                  ---------            ---------
Net Cash Provided By (Used  In) By Operating Activities             184,014              (27,130)

Cash Flows From Investing Activities
  Purchase of Property and Equipment                               (344,713)
                                                                  ---------            ---------
Net Cash Flows From Investing Activities                           (344,713)

Cash Flows From Financing Activities
  Proceed From Sales of Common Stock                                                     925,000
  Advances From Related Parties
                                                                  ---------            ---------
Net Cash Provided By Financing Activities                                                925,000
                                                                  ---------            ---------

Increase (Decrease) in Cash and Cash Equivalents                   (160,699)             897,870
Cash and Cash Equivalents, Beginning of Year                        591,980                3,551
                                                                  ---------            ---------
Cash and Cash Equivalents, End of Year                            $ 431,281            $ 901,421
                                                                  =========            =========

                              EQUITYALERT.COM, INC.
                      Notes to Interim Financial Statements
                                  June 30, 2000


Note 1: Statement of Information Furnished

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10QSB and, Item 310 of Regulation S-B. In the opinion of management, contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three and six month periods ended June 30, 2000, and the statement of cash flows for the three and six months ended June 30, 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1999 Annual Report on 10-SB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 1999 Annual Report on Form 10-SB.

Note 2: Development Stage Status

The Company was classified as a development stage company in the prior year.

Note 3: Significant Accounting Policies

EquityAlert.com, Inc. is a re-distributor of public company and mutual fund news alerts via email. Additionally, the Company offers a wide range of other free information and services through its website (www.equityalert.com), such as "live chat," message boards, insider trading, insurance, mortgage and loan information, online banking, and consumer credit and charge card products.

Revenues are derived from the sale of nonrefundable advertising agreements and are recognized over the period the services are provided. The advertising agreements are for one-day periods.

Note 4: Property and Equipment

Property and Equipment consists of the following at June 30, 2000:

     Computer Hardware                                             $304,387
     Computer Software                                               55,271
     Furniture and Fixtures                                           5,828
                                                                   --------
     Total                                                         $365,486
     Less Accumulated Depreciation                                    9,662
                                                                   --------
     Net Book Value                                                $355,824
                                                                   ========

Depreciation expense charged to operations during 2000 was $8,141.

Note 5: Income Taxes

The provision for income taxes includes federal income taxes payable of $59,708 computed at an average rate of 34%. The Company is not required to pay any state income taxes.

The provision was computed as follows:

     Net Income                                                 $ 369,858
     Amortization of Start-Up Costs                              (194,248)
                                                                ---------
     Total                                                      $ 175,610

     Tax Rate                                                          34%
                                                                ---------
     Net Book Value                                             $  59,708
                                                                =========

The Company continues to record a full valuation allowance for temporary differences consisting of start-up costs which are amortized over a five-year period for income tax purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Actual results, performance or achievements could differ materially from those anticipated in such forward looking statements as a result of numerous factors, including but not limited to the Company's ability to continually expand its subscriber base and opt-in email lists, market its services too potential advertisers, the regulatory environment in which the Company operates, future acceptance of its services and other factors described in the company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10QSB and 8-K filed with the Securities and Exchange Commission.

Overview

With the proliferation of financial information on the Internet, more and more individuals are taking greater control of their investments and trading securities through an online broker versus the traditional securities broker.

The online investor represents one of the most desirable of any demographic on the web, being better educated, having a higher income and net worth than most other online users. Consequently, since launching "EquityAlert.com" on June 7, 1999, the Company's main focus has been to build its subscriber base by offering individuals free subscriptions to its website.

Subscribers to EquityAlert's free website enjoy a broad suite of financial news and information, including live chat, message boards, insider trading, insurance, mortgage and loan information, online banking, consumer credit and charge card products, mutual fund news alerts via email, conference calls, and much more, including EquityAlert's most popular feature - free real time public company news alerts via email.

With upwards of 1,000,000 emails sent on a daily basis, the Company believes that it has become one of the largest re-distributors of public company and mutual fund news alerts via email. In January, 2000, the Company began to sell advertising on these email alerts.

Results of Operations

Revenues. The Company generated $403,252 and $790,558 in revenues for the three month and six month periods ended June 30, 2000, respectively, versus no revenues for the same periods in 1999. The revenues generated during the three and six month periods ended June 30, 2000, were exclusively from the sale of advertising on its email alerts.

During the next several years, the Company expects to derive the majority of its potential revenues from the sale of advertising on its e-mail alerts in the United States, Canada and possibly select foreign markets. However, there can be no assurances that customers will continue to purchase advertising on the Company's email alerts or web pages, that advertisers will not make smaller purchases, or that market prices for the Company's advertising will not decrease due to competitive or other factors.

General and Administrative Expenses. During the three and six month periods ended June 30, 2000, the Company incurred $296,859 and $436,683 in general and administrative expenses, respectively, an increase of 715% and 1050% when compared with the corresponding periods in 1999. This significant increase in general and administrative expenses is primarily to the development and launch of the Company's business, resulting in additional salary, operating and marketing expenses.

Interest Income. Interest income was $10,423 and $15,983 for the three and six month periods ended June 30, 2000, respectively, versus $11,105 and $13,844 for the corresponding period in 1999. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As at June 30, 2000, the Company's retained earnings deficit of $679,107, and a provision of $59,808 for income taxes.

Net Income. For the three and six month periods ended June 30, 2000, the Company recorded net income of $116,817, or $0.003 per share, and $310,150, or $0.007 per share, respectively, compared to a net loss of $30,404, or $0.00 per share, and a net loss of $27,731 or $0.00 per share, for the same periods in 1999.

Liquidity and Capital Resources

As at June 30, 2000, the Company had a cash balance of $431,281, compared to $591,980 as at June 30, 1999, a decrease of $160,699 or 27.1%.

As at June 30, 2000, the Company had $205,780 in accounts receivable, compared to $0.00 as at June 30, 1999. This increase is a result of the Company beginning selling advertising on its e-mail alerts.

As at June 30, 2000, the Company had $9,074 in prepaid expenses, versus $9,074 as at December 31, 1999. As at June 30, 2000, the Company had $37,118 in accounts payable, an increase of $12,140, or 48.6%, over the amount of $24,978 as December 31, 1998.

Net cash flows from investing activities was $344,713 for the six month period ending June 30, 2000, compared to $0 for the same period in 1999. The increase in the net cash flows from investing activities was due mainly to purchasing equipment for the Company's website and e-mailing facilities during 2000, versus no purchases during the same period in 1999.

Net cash provided by financing activities was $0 for the six month period ending June 30, 2000, compared to $925,000 for the same period in 1999. The Company has financed its operations primarily through net income generated from its operations during the three and six month periods ended June 30, 2000.

The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to operate its business profitably in the future, recruit and train qualified management, technical and sales personnel, and the Company's ability to compete against other, better capitalized corporations who offer similar web based services.

The Company may raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. In doing so, the Company may seek access to the private or public equity, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.


PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Financial Data Schedule

(b) Reports on Form 8-K

No reports were filed on Form 8-K during the three month period ended June 30, 2000.

                                 Signature Page

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EQUITYALERT.COM, INC.


                                        /s/ Bhupinder Mann
                                        ------------------------
                                        Bhupinder Mann
                                        CEO and President


                                        /s/ Harmel S. Rayat
                                        ------------------------
                                        Harmel S. Rayat
                                        Director and Chairman


                                        /s/ Gurmukh S. Kundan
                                        ------------------------
                                        Gurmukh S. Rayat
                                        Director and Chairman


Dated: August 10, 2000