Form 10QSB
period 2000-09-30
EQUITYALERT COM INC
filed 2000-11-15
CIK 1094842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
-----

         SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended September 30, 2000

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

Commission file number:  001-15301

                              EQUITYALERT.COM, INC.
             (exact name of registrant as specified in its charter)



NEVADA                                                     58-2377963
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

            Suite 216 - 1628 West 1st Avenue, Vancouver, BC, V6J 1G1
                    (Address of principal executive offices)

Registrant's telephone number, including area code:     (604) 659-5009

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                         ---      ---

The number of shares of the Registrant's Common Stock, $0.00001 par value, as of November 6, 2000: 41,398,186

                              EQUITYALERT.COM, INC.
                  FORM 10-QSB, QUARTER ENDED September 30, 2000

INDEX

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheet as of  September 30, 2000.........................  3

Consolidated Statement of Operations for the Quarter Ended
September 30, 2000 and 1999..................................................  4

Consolidated Statement of Cash Flows for the Quarter Ended
September 30, 2000...........................................................  5

Notes to Interim Consolidated Financial Statements...........................  6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


Item 2  Management's Discussion and Analysis.................................  7

PART II OTHER INFORMATION

Item 1 Legal Proceedings.....................................................  9

Item 2 Changes in Securities.................................................  9

Item 3 Defaults Upon Senior Securities.......................................  9

Item 4 Submission of Matters to a Vote of Security Holders...................  9

Item 5 Other Information.....................................................  9

Item 6 Exhibits and Reports on Form 8-K......................................  9

Financial Data Table and Signatures.......................................... 10

Item 1    Financial Statements


                              EQUITYALERT.COM, INC.
                       Interim Consolidated Balance Sheet
                    September 30, 2000 and December 31, 1999
                                   (Unaudited)

ASSETS                                                                     2000           1999
                                                                           ----           ----
Current Assets
   Cash                                                                $   776,509    $   591,980
   Accounts Receivable                                                     262,812              0
   Prepaid Expenses                                                         10,212          9,074
   Security Deposits                                                           345
                                                                       -----------    -----------
Total Current Assets                                                   $ 1,049,878    $   601,054

Property and Equipment, Net (Note 4)                                        84,202         19,252
                                                                       -----------    -----------

Total  Assets                                                          $ 1,134,080    $   620,306
                                                                       ===========    ===========

LIABILITIES AND  STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                    $    39,357    $    24,978
   Other Advances (Note 5)                                                  10,000         10,000
   Income Taxes Payable                                                     80,620              0
                                                                       -----------    -----------
Total Current Liabilities                                              $   129,977    $    34,978

Stockholders' Equity
   Preferred Stock: $0.001 Par Value; Authorized Shares,
1,000,000                                                                     None           None
   Common Stock: $0.00001 Par Value; Authorized Shares,
100,000,000; Issued and Outstanding, 41,398,186
41,398,186, at September 30, 2000 and December 31,1999, respectively
                                                                               414            414
   Additional Paid In Capital                                            1,568,534      1,568,534
   Retained Earnings (A Deficit)                                          (570,481)      (989,256)
   Accumulated Other Comprehensive Income                                    5,636          5,636
                                                                       -----------    -----------
Total Stockholders' Equity                                               1,004,103        585,328
                                                                       -----------    -----------


Total Liabilities and Stockholders' Equity                             $ 1,134,080    $   620,306
                                                                       ===========    ===========

                              EQUITYALERT.COM, INC.
                  Interim Consolidated Statement of Operations
         For the Three and Nine months ended September 30, 2000 and 1999
                                   (Unaudited)

                                                For The Nine        For The Nine       For The Three       For The Three
                                                Months Ended        Months Ended       Months Ended        Months Ended
                                                Sep. 30, 2000       Sep. 30, 1999      Sep. 30, 2000       Sep. 30, 1999
                                                -------------       -------------      -------------       -------------
Revenues                                         $ 1,156,689         $         0        $   366,131         $         0
Cost of Revenues                                     162,800                   0             78,642                   0
                                                 -----------         -----------        -----------         -----------
Gross Profit                                         993,889                   0            287,489                   0

Expenses
   General and Administrative                        518,279             179,383            165,754             137,808
                                                 -----------         -----------        -----------         -----------
Operating Income (Loss)                              475,610            (179,383)           121,735            (137,808)

Other Income
   Interest Income                                    23,785              24,596              7,802              10,752
                                                 -----------         -----------        -----------         -----------
Net Income (Loss) Before Provision For
Income Taxes                                     $   499,395         $  (154,787)       $   129,537         $  (127,056)

Provision (Benefit) For Income Taxes                  80,620                   0             20,912                   0
                                                 -----------         -----------        -----------         -----------
Net Income (Loss) Available To Common
Stockholders                                     $   418,775         $  (154,787)       $   108,625         $ (127,056)
                                                 -----------         -----------        -----------         -----------

Basic Earning (Loss) Per Common Share            $     0.010         $    (0.004)       $     0.003         $   (0.003)
                                                 ===========         ===========        ===========         ===========

Basic Weighted Average Common Shares
Outstanding                                       41,398,186          41,391,186         41,398,186          41,391,186
                                                 ===========         ===========        ===========         ===========

                              EQUITYALERT.COM, INC.
                  Interim Consolidated Statement of Cash Flows
          For the Nine months period ended September 30, 2000 and 1999
                                   (Unaudited)

                                                        Nine Months      Nine Months
                                                       Ended Sep. 30,   Ended Sep. 30,
                                                            2000             1999
                                                       --------------   --------------
Cash Flows From Operating Activities
   Net Income (Loss)                                     $ 418,775       $(154,787)
   Adjustments to Reconcile Net Loss to Net Cash
   Provided By (Used In) Operating Activities
   Depreciation                                              8,141

   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable          (262,812)
      (Increase) Decrease in Prepaid Expenses               (1,138)        (21,917)
      (Increase) Decrease in Security Deposits                (345)
      (Increase) Decrease In Income Tax Payable             80,620
       Increase (Decrease) in Accounts Payable              14,379          (4,306)
                                                         ---------       ---------
   Total Adjustments                                      (161,155)        (26,223)
                                                         ---------       ---------
Net Cash Provided By (Used In) Operating Activities      $ 257,620       $(181,010)

Cash Flows From Investing Activities
   Purchase of Property and Equipment                     (356,091)         (9,955)
                                                         ---------       ---------
Net Cash Flows Used In Investing Activities              $(356,091)      $  (9,955)

Cash Flows From Financing Activities
   Proceed From Sales of Common Stock                                      925,000
   Proceed From Exercise of Common Stock                                    18,000
   Proceeds From Sale of Subsidiary                        283,000
                                                         ---------       ---------
Net Cash Provided By Financing Activities                  283,000       $ 943,000
                                                         ---------       ---------

Increase (Decrease) in Cash and Cash Equivalents         $ 184,529       $ 752,035
Cash and Cash Equivalents, Beginning of Year               591,980           3,551
                                                         ---------       ---------
Cash and Cash Equivalents, End of Year                   $ 776,509       $ 755,586
                                                         =========       =========

                              EQUITYALERT.COM, INC.
               Notes to Interim Consolidated Financial Statements
                               September 30, 2000

Note 1:  Statement of Information Furnished

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB instructions, and in the opinion of management, contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three and nine months periods ended September 30, 2000, and the statement of cash flows for the nine months ended September 30, 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1999 Annual Report on 10-SB.

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

Revenues are derived from the sale of non-refundable advertising agreements and are recognized over the period the service is performed, which is typically a one-day period.

Note 4:  Property and Equipment

Property and Equipment consists of the following at September 30, 2000:

         Computer Hardware                               $ 62,048
         Computer Software                                 24,258
         Furniture and Fixtures                             7,558
                                                         --------
         Total                                           $ 93,864
         Less Accumulated Depreciation                      9,662
                                                         --------
         Net Book Value                                  $ 84,202
                                                         ========

Depreciation expense charged to operations during 2000 was $8,141.

On September 13, 2000, EquityAlert.com, Inc. entered into an agreement to sell 100 % of the voting Common shares of its wholly owned subsidiary, Email Solutions, Inc., a Nevada Corporation, to Entheos Technologies, Inc. for $283,000. Email Solutions, Inc.'s assets consist primarily of software and computer hardware equipment used in the emailing of the EquityAlert.com's public company and mutual fund news alerts. Subsequent to the purchase of Email Solutions, Inc., Entheos Technologies will provide emailing services for Equityalert.com.

Note 5: Income Taxes

The provision for income taxes includes federal income taxes payable of $80,620 computed at an average rate of 34%. The Company is not required to pay any state income taxes.

The provision was computed as follows:

         Net Income                                           $ 499,395
         Expenses Deductible for Tax Purposes                  (262,278)
                                                              ---------
         Total                                                $ 237,117

         Tax Rate                                                   34%
                                                              ---------
         Net Book Value                                       $  80,620
                                                              =========

Expenses not currently deductible for tax purposes primarily consist of start-up costs, which are amortized over a five-year period for income tax purposes.

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

The online investor represents one of the most desirable of any demographic on the web, being better educated, having a higher income and net worth than most other online users. Consequently, since launching EquityAlert.com on June 7, 1999, the Company's main focus has been to build its subscriber base of online investors by offering individuals free subscriptions to its website.

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

With upwards of 1,000,000 emails sent on a daily basis, EquityAlert.com, Inc. has become one of the largest re-distributors of public company and mutual fund news alerts via email. In January, 2000, the Company began to sell advertising on these email alerts.


Results of Operations

Revenues. The Company generated $366,131 and $1,156,689 in revenues for the three months and nine months periods ended September 30, 2000, respectively, versus no revenues for the same periods in 1999. The revenues generated during the three and nine months periods ended September 30, 2000, were exclusively from the sale of advertising on its email alerts.

Gross Profit. During the three and nine month periods ended September 30, 2000, the Company had gross profit margins of 78.5% and 85.9%, or $287,489 and $993,889, respectively. This 7.4% decrease in gross profit margin is a result of the hiring of additional sales personnel to support the Company's growth.

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

General and Administrative Expenses. During the three and nine month periods ended September 30, 2000, the Company incurred $165,754 and $518,279 in general and administrative expenses, respectively, an increase of 20% and 189% when compared with the corresponding periods in 1999. This significant increase in general and administrative expenses is primarily due to the development and launch of the Company's business, resulting in additional salary, operating and marketing expenses.

Interest Income. Interest income was $7,802 and $23,785 for the three and nine months periods ended September 30, 2000, respectively, versus $10,752 and $24,596 for the corresponding period in 1999. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As at September 30, 2000, the Company has recorded a provision for income taxes of $80,620. A portion of the net income tax was offset by amortization of start-up costs for tax purposes.

Net Income. For the three and nine month periods ended September 30, 2000, the Company recorded net income of $108,625, or $0.003 per share, and $418,775, or $0.01 per share, respectively, compared to a net loss of $127,056, or $0.003 per share, and a net loss of $154,787 or $0.004 per share, for the same periods in 1999.

Liquidity and Capital Resources

As at September 30, 2000, the Company had a cash balance of $776,509, compared to $591,980 as at December 31, 1999. The Company has financed its operations primarily through net income generated from its operations during the three and nine months periods ended September 30, 2000.

Net cash flows used in investing activities was $356,091 for the nine month period ending September 30, 2000, compared to $9,955 for the same period in 1999. The increase in the net cash flows from investing activities was due mainly to purchasing equipment for the Company's website and e-mailing facilities during 2000.

Net cash provided by financing activities was $283,000 for the nine month period ending September 30, 2000, which was derived from the sale of the Company's wholly owned subsidiary, Email Solutions, Inc., a Nevada Corporation, to Entheos Technologies.

Net cash provided by financing activities was $943,000 for the nine month period ending September 30, 1999, which was derived from the sale of common stock for cash to raise working capital to fund operations.

At present, the Company plans to fund its operations from cash in bank and does not anticipate a need for additional financing within the next twelve months.

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

PART II -- OTHER INFORMATION

Item 1    Legal Proceedings

None

Item 2    Changes in Securities

None

Item 3    Defaults Upon Senior Securities

None

Item 4    Submission of Matters to a Vote of Security Holders

None

Item 5    Other Information

None

Item 6    Exhibits and Reports on Form 8-K

None

On September 28, 2000, the Company filed a Form 8-K reporting that, on September 15, 2000, it had entered into an agreement with Entheos Technologies, Inc. to sell 100% of the voting common shares of EquityAlert.com's wholly owned subsidiary, Email Solutions, Inc., a Nevada Corporation, for $283,000. Email Solutions, Inc.'s assets consist primarily of software and computer hardware equipment used in the emailing of the EquityAlert.com's public company and mutual fund news alerts. Entheos Technologies will provide emailing services for EquityAlert.com.

Mr.  Harmel  S.  Rayat,   a  Director  and  majority   shareholder   of  Entheos
Technologies,   Inc.   is  also  a  Director   and   majority   shareholder   of
EquityAlert.com, Inc.

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

                                                   EQUITYALERT.COM, INC.


                                                   /s/ Bhupinder Mann
                                                   ---------------------
                                                   Bhupinder Mann
                                                   CEO and President


                                                   /s/ Harmel S. Rayat
                                                   ---------------------
                                                   Harmel S. Rayat
                                                   Director and Chairman


                                                   /s/ Gurmukh S. Kundan
                                                   ---------------------
                                                   Gurmukh S. Rayat
                                                   Director and Chairman

Dated: November 6, 2000