Form 10KSB
period 2000-12-31
EQUITYALERT COM INC
filed 2001-03-29
CIK 1094842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000
                        Commission file number 001-15301

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

1628 West 1st Avenue, Suite 216,  Vancouver, B.C.                V6J 1G1
--------------------------------  ---------------                -------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:       (604) 659-5009

Securities registered under Section 12(b) of the Act:

                                      None
                                      ----

Securities registered under Section 12(g) of the Act:

        Common Stock, $.00001 par value, listed on the OTC Bulletin Board
        -----------------------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Revenues for last fiscal year were $1,374,127

Aggregate market value of Common Stock, $0.00001 par value, held by non-affiliates of the registrant as of March 26th, 2001: $667,213. Number of shares of Common Stock, $0.00001 par value, outstanding as of March 26th, 2001:
41,201,186.

DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for the 2000 Annual Meeting of Shareholders (to be filed with the Commission within 120 days after the registrant's fiscal year end) is hereby incorporated by reference into Part III of this Form 10-KSB.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I
Item  1. Description of Business                                                         3
Item  2. Description of Property                                                         6
Item  3. Legal Proceedings                                                               6
Item  4. Submissions of Matters to a Vote of Security Holders                            6

PART II
Item  5. Market for the Common Equity and Related Stockholder Matters                    6
Item  6. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                           7
Item  7. Financial Statements                                                            9
Item  8. Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                           22

PART III
Item  9. Directors, Executive Officers, Promotors, and Control Persons;                 22
         Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation                                                         22
Item 11. Security Ownership of Certain Beneficial Owners and Management                 22
Item 12. Certain Relationships and Related Transactions                                 22

PART IV
Item 13. Exhibits and Reports on Form 8-K                                               22


PART I

ITEM 1. DESCRIPTION OF BUSINESS

Except for the historical information contained herein, the discussion in this Annual Report on Form 10-KSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward- looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed herein. Factors that could cause differences include those discussed below in "Risk Factors", as well as those discussed elsewhere herein.

                                  THE COMPANY

EquityAlert.com, Inc. ("EquityAlert" or the "Company") operates a financial news and information website (www.EquityAlert.com). The Company was incorporated under the laws of the State of Florida on January 13, 1997, under the name of San Marino Minerals, Inc. On March 10, 1999, the Company filed Articles of Merger in the State of Nevada to transfer domicile to Nevada and on June 3, 1999, the Company amended its articles of incorporation to change its name to EquityAlert.com, Inc. On September 8, 2000, Email Solutions, Inc. was formed in the State of Nevada as a wholly owned subsidiary. On September 15, 2000 this subsidiary was sold to Entheos Technologies, Inc. for $283,000.

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

Since launching EquityAlert.com on June 7, 1999, the Company's main focus has been to build its subscriber base of online investors by offering individuals free subscriptions to its website and to generate advertising revenues. Subscribers to EquityAlert's free website enjoy a broad suite of financial news and information, including message boards, insider trading information, insurance, mortgage and loan information, online banking, consumer credit and charge card products, mutual fund news alerts via email, conference calls, and much more, including EquityAlert's most popular feature - free real time public company news alerts via email.

In December 1999, the Company established a Sales and Marketing division, which began to sell advertising on its e-mail alerts in early January 2000. The Company expects to generate the majority of its future revenues from advertising sales on its e-mail alerts.

Employees
---------

At December 31, 2000, the Company employed 15 full time and 1 part-time persons. To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers. None of the Company's employees are represented by labor unions or other collective bargaining groups. The Company considers its relationship with its employees to be excellent.

Risk Factors of the Business
----------------------------

Lack of Operating History: Although we organized EquityAlert.com in 1997, we did not become active until June 1999. As a result, our business is subject to the risks inherent in the establishment of a new business. Specifically, in formulating our business plan, we have relied on the judgment of our officers, directors and consultants but have not conducted any formal independent market studies concerning the demand for our services.

We have had limited revenues since inception. In 2000, we had revenues of $1,374,127. We have not been profitable, experiencing an accumulated loss of $1,039,465 through 2000. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

Inability to Obtain Funding: We may not be able to obtain additional funding when needed, which could limit future expansion and marketing opportunities and result in lower than anticipated revenues. If the market price of the common stock declines, some potential financiers may either refuse to offer us any financing or will offer financing at unacceptable rates or unfavorable terms. If we are unable to obtain financing on favorable terms, or at all, this unavailability could prevent us from expanding our business, which could materially impact our future potential revenues.

Dividends: We have not paid and do not currently intend to pay dividends, which may limit the current return you may receive on your investment in our common stock. Since inception, we have paid no dividends to our stockholders. Future dividends on our common stock, if any, will depend on our future earnings, capital requirements, financial condition and other factors. We currently intend to retain earnings, if any, to increase our net worth and reserves. Therefore, we do not anticipate that any holder of common stock will receive any cash, stock or other dividends on his shares of common stock at any time in the near future. You should not expect or rely on the potential payment of dividends as a source of current income.

Dependence on Executive Officers and Technical Personnel: The success of our business plan depends on attracting qualified personnel, and failure to retain the necessary personnel could adversely affect our business. We are highly dependent on the services of our executive officer, Mr. Bill Mann. We do not have any employment agreements with our executive officers. In addition, competition for qualified personnel is intense, and we may need to pay premium wages to attract and retain personnel. Attracting and retaining qualified personnel is critical to our business. Inability to attract and retain the qualified personnel necessary would limit our ability to implement our business plan successfully.

Adverse Effect of Shares Eligible for Future Sale: Future sales of large amounts of common stock could adversely effect the market price of our common stock and our ability to raise capital.

Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act of 1933, or following the exercise of outstanding options, could adversely affect the market price of our common stock. Substantially all of the outstanding shares of our common stock are freely tradable, without restriction or registration under the Securities Act, other than the sales volume restrictions of Rule 144 applicable to shares held beneficially by persons who may be deemed to be affiliates. Our directors and executive officers and their family members are not under lockup letters or other forms of restriction on the sale of their common stock. The issuance of any or all of these additional shares upon exercise of options will dilute the voting power of our current stockholders on corporate matters and, as a result, may cause the market price of our common stock to decrease. Further, sales of a large number of shares of common stock in the public market could adversely affect the market price of the common stock and could materially impair our future ability to generate funds through sales of common stock or other equity securities.

Potential Fluctuations in Quarterly Results: Significant variations in our quarterly operating results may adversely affect the market price of our common stock. Our operating results have varied on a quarterly basis during our limited operating history, and we expect to experience significant fluctuations in future quarterly operating results. These fluctuations have been and may in the future be caused by numerous factors, many of which are outside of our control. We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and that you should not rely upon them as an indication of future performance. Also, it is likely that our operating results could be below the expectations of public market analysts and investors. This could adversely affect the market price of our common stock.

Introduction of New Services Mandatory: Our future success will depend on our ability to develop and enhance our services. We operate in a very competitive industry in which the ability to develop and deliver advanced services through the Internet is a key competitive factor. There are significant risks in the development of new or enhanced services. If we are unable to develop and introduce new or enhanced services quickly enough to respond to market or customer requirements or to comply with emerging industry standards, or if these services do not achieve market acceptance, our business could be seriously harmed.

Intense Competition: There is intense competition in all aspects of our business, and we expect this competition to increase. Many of our competitors have longer operating histories and significantly greater financial, technical and marketing resources than us. In addition, many of these competitors offer a wider range of services and financial products. Many current and potential competitors also have greater name recognition and more extensive customer bases that could be leveraged to accelerate their competitive activity. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures faced by us will not harm our business.

Dependence on Financial Advertisers: In fiscal 2000, substantially all of our advertising revenues were derived from financial-services advertisers and public companies. If we do not increase our revenue from non financial-services advertisers or attract advertisers from non-financial industries, our business, results of operations and financial condition could be materially adversely affected.

Intellectual Property
---------------------

The Company relies on a combination of trademarks, copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with employees, vendors and others to protect its rights to intellectual property. Theses measures, however, may be inadequate to deter misappropriation of proprietary information. Failure to adequately protect its intellectual property could harm the Company's brand, devalue its proprietary content and affect the Company's ability to compete effectively.

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

ITEM 2: DESCRIPTION OF PROPERTY

The Company leases approximately 1500 square feet of office space located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1. The office is leased for a period of three years ending August 31, 2003, with an option to renew for a further three years, from Tajinder Chohan and Kundan S. Rayat, the wife and father, respectively, of the Company's Chairman, for a lease payment of approximately $2,450 per month.

ITEM 3: LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5:  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
     MATTERS.

     (a)  Market Information

     The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "EINC". The following table sets forth the high and low closing prices for the periods indicated:

                                                                       High                      Low
                                                                       ----                      ---
First Quarter 1999                                                     $  1.56                   $  0.15
Second Quarter 1999                                                    $  10.00                  $  0.56
Third Quarter 1999                                                     $  7.75                   $  3.50
Fourth Quarter 1999                                                    $  5.00                   $  2.75
First Quarter 2000                                                     $  5.38                   $  3.50
Second Quarter 2000                                                    $  2.13                   $  1.01
Third Quarter 2000                                                     $  0.75                   $  0.63
Fourth Quarter 2000                                                    $  0.44                   $  0.10


     (b)  Holders

     As at March 21, 2001 there were approximately 66 registered stockholders of record of the Company's Common Stock.

     (c)  Dividend Policy

     The Company has never paid a dividend and does not anticipate paying any dividends in the foreseeable future. It is the present policy of the Board of Directors to retain the Company's earnings, if any, for the development of the Company's business.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Form 10-KSB. Except for the historical information contained herein, the discussion in this Annual Report on Form 10-KSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in "Risk Factors of the Business", as well as discussed elsewhere herein.

                                    OVERVIEW

The Company operates a financial news and information website located at www.EquityAlert.com. Since launching EquityAlert.com on June 7, 1999, the Company's main focus has been to build its subscriber base of online investors by offering individuals free subscriptions to its website and to generate advertising revenues.

Subscribers to EquityAlert's free website enjoy a broad suite of financial news and information, including message boards, insider trading, insurance, mortgage and loan information, online banking, consumer credit and charge card products, mutual fund news alerts via email, conference calls, and much more, including EquityAlert's most popular feature - free real time public company news alerts via email.

In December 1999, the Company established a Sales and Marketing division, which began to sell advertising on its e-mail alerts in early January 2000. The Company expects to generate substantially all of its future revenues from advertising sales on its e-mail alerts. To date, the Company has incurred significant ongoing operating losses due to costs related to business development, website development and management and staff recruitment. Although planned principal operations have commenced, substantial revenues have yet to be realized.

                             RESULTS OF OPERATIONS

Revenues. In January 2000, the Company began to sell advertising on its e-mail alerts. As a result, the Company generated revenues of $1,374,127 for the year ended December 31, 2000, versus $0 for the year ended December 31, 1999.

General and Administrative Expenses. During 2000, the Company incurred $493,145 in general and administrative expenses, an increase of 30.5% over 1999 expenses of $377,753. The increase is primarily attributable to additional salary and operating expenses related to the Company's sales and marketing efforts, as well additional costs related to enhancing its website, www.EquityAlert.com.

Interest Income. Interest income was $37,262 and $33,988 for the years ended December 31, 2000, and 1999, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of December 31, 2000, the Company's accumulated deficit was $1,039,465 and as a result, there has been no provision for income taxes to date.

Net Loss. For the year ended December 31, 2000, the Company recorded a net loss of $55,845, versus a net loss of $343,765 for the same twelve month period ending December 31, 1999.

                        LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had a cash balance of $844,626, compared to a cash balance of $591,980 at December 31, 1999.

During 2000, net cash provided by operating activities was $308,865, versus net cash in operating activities of $347,798 in 1999. This change is primarily due to commencement of sales during the year 2000, versus no sales activity the previous year.

Net cash flows used in investing activities for the year ended December 31, 2000 was $56,219 primarily resulting from the purchase of fixed assets to accommodate the Company's growing staffing requirements of $371,236 and cash received of $283,000 from the sale of our newly formed subsidiary, Email Solutions Inc. Net cash flows used in investing activities for the year ended December 31, 1999 was $20,773 for the purchase of fixed assets.

Net cash flows provided by financing activities for the year ended December 31, 1999 was $957,000 from the sale of common stock.

The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to establish and profitably operate EquityAlert.com, recruit and train qualified management, technical and sales personnel, and the Company's ability to compete against other, better capitalized corporations who offer similar web based services.

Due to the "start up" nature of the Company's businesses, the Company expects to incur losses as it expands. The Company expects to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. These and other material factors are explained under the heading "Risk Factors of the Business".

ITEM 7: FINANCIAL STATEMENTS

                                 C O N T E N T S

Independent Auditors' Report                                                         10

Balance Sheets at December 31, 2000 and 1999                                         11

Statements of Operations For the Years Ended December 31, 2000 and 1999              12

Statements of Stockholders' Equity For The Years Ended December 31, 2000 and 1999    13

Statements of Cash Flows For The Years Ended December 31, 2000 and 1999              14

Notes to the Financial Statements                                                    15-21


All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
EquityAlert.Com, Inc.
Vancouver, B.C. V6J 1G1


We have audited the accompanying balance sheets of EquityAlert.Com, Inc. (the Company), as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Clancy and Co., P.L.L.C.
----------------------------
Clancy  and Co., P.L.L.C.
Phoenix, Arizona

March 2, 2001

                              EQUITYALERT.COM, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


ASSETS                                                                             2000                 1999
------                                                                             ----                 ----
Current Assets
   Cash                                                                            $   844,626          $   591,980
   Accounts Receivable                                                                   6,875                    0
   Prepaid Expenses                                                                          0                9,074
Total Current Assets                                                                   851,501              601,054

Property and Equipment, Net (Note 3)                                                    60,053               19,252

Total  Assets                                                                      $   911,554          $   620,306

LIABILITIES AND  STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable (Note 4)                                                       $   340,054          $    24,978
   Related Party Advances (Note 4)                                                      42,017               10,000
Total Current Liabilities                                                              382,071               34,978

Stockholders' Equity
   Preferred Stock: $0.001 Par Value; Authorized Shares,
1,000,000                                                                                 None                 None
   Common Stock: $0.00001 Par Value; Authorized Shares,
100,000,000; Issued and Outstanding, 41,201,186 and
41,398,186, at December 31, 2000 and 1999, respectively                                    412                  414
   Additional Paid In Capital                                                        1,568,536            1,568,534
   Accumulated Deficit                                                             (1,039,465)            (983,620)
Total Stockholders' Equity                                                             529,483              585,328

Total Liabilities and Stockholders' Equity                                         $   911,554        $     620,306


                              EQUITYALERT.COM, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



Year Ended December 31:                                                                2000                  1999
-----------------------                                                                ----                  ----
Revenues                                                                               $ 1,374,127           $       0
Costs of Revenues                                                                          976,680                   0
Gross Margin                                                                               397,447                   0

Expenses
   General and Administrative                                                              493,145             377,753

Operating Loss                                                                            (95,698)            (377,753)

Other Income (Expense)
   Interest Income                                                                          37,262              33,988
   Bad Debt Expenses                                                                      (25,000)                   0
   Gain on Sale of Subsidiary (Note 4)                                                      27,591                   0
Total Other Income (Expense)                                                                39,853              33,988

Net Loss Available to Common Stockholders                                              $  (55,845)           $(343,765)

Basic and Diluted Loss Per Common Share                                                        Nil                 Nil

Basic and Diluted Weighted Average Common Shares Outstanding
                                                                                        41,201,186          38,885,770

   The accompanying notes are an integral part of these financial statements.

                              EQUITYALERT.COM, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




                                                                                                           Accumulated
                                                                              Additional                   Other
                                Preferred   Stock     Common      Stock       Paid In       Accumulated    Comprehensive
                                Shares      Amount    Shares      Amount      Capital       Deficit        Income         Total
                                ------      ------    ------      ------      -------       -------        ------         -----
Balance, December 31, 1998      0           0          26,382,186       264      711,684       (639,855)                     72,093
Common Stock Issued For Cash                           15,000,000       150      824,850                                    825,000
Exercise of Stock Options at                               16,000                 32,000                                     32,000
$2.00 Per Share
Translation Adjustments                                                                                          5,636        5,636
Loss, Year Ended December 31,
1999                                                                                           (349,401)                   (349,401)
Balance, December 31, 1999,
as previously reported          0           0          41,398,186       414     1,568,534      (989,256)         5,636      585,328
Accumulated Other
Comprehensive Income
(Note 8)                                                                                          5,636         (5,636)           0
Balance, December 31, 1999,     0           0          41,398,186       414     1,568,534      (983,620)             0      585,328
restated
Cancellation of Common Shares                            (197,000)       (2)            2                                         0
Loss, Year Ended December 31,
2000                                                                                            (55,845)                    (55,845)
Balance, December 31, 2000      0           0          41,201,186 $     412   $ 1,568,536   $(1,039,465)   $         0    $  529,483



   The accompanying notes are an integral part of these financial statements.

                              EQUITYALERT.COM, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


Year Ended December 31,                                                                 2000                 1999
-----------------------                                                                 ----                 ----
Cash Flows From Operating Activities
   Net Loss                                                                             $   (55,845)         $  (343,765)
   Adjustments to Reconcile Net Loss to Net Cash Provided By
(Used In) Operating Activities
   Depreciation                                                                              75,025                1,521
   Gain on Sale of Subsidiary                                                               (27,591)                   0
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivables                                            (6,875)                   0
      (Increase) Decrease in Prepaid Expenses                                                 9,074               (9,074)
       Increase (Decrease) in Accounts Payable                                              315,077                3,520
   Total Adjustments                                                                        364,710               (4,033)
Net Cash Provided By (Used In) Operating Activities                                         308,865             (347,798)

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                      (371,236)             (20,773)
   Proceeds From the Sale of Email Solutions, Inc.                                          283,000                    0
   Advances From Related Parties                                                             42,017                    0
   Repayments to Related Parties                                                            (10,000)                   0
Net Cash Flows From Investing Activities                                                    (56,219)             (20,773)

Cash Flows From Financing Activities
   Proceeds From Sale of Common Stock                                                             0              957,000
Net Cash Provided By Financing Activities                                                         0              957,000

Increase in Cash and Cash Equivalents                                                       252,646              588,429
Cash and Cash Equivalents, Beginning of Year                                                591,980                3,551
Cash and Cash Equivalents, End of Year                                                  $   844,626          $   591,980

Supplemental Information
   Cash Paid For:
      Interest                                                                          $         0          $         0
      Income Taxes                                                                      $         0          $         0


   The accompanying notes are an integral part of these financial statements.

                              EQUITYALERT.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                              NOTE 1 - ORGANIZATION

Equityalert.com, Inc. (the Company) is a Nevada corporation with an authorized capital of 100,000,000 shares of $0.0001 par value common stock and 1,000,000 shares of $0.001 par value preferred stock. On May 6, 1999, the board of directors authorized a forward split of 2:1 of the Company's common stock, with the par value remaining the same. The Company was originally organized in the State of Florida and changed its domicile to the State of Nevada on May 14, 1999.

On September 6, 2000, the Company filed articles of incorporation in the State of Nevada to form a wholly owned subsidiary, Email Solutions, Inc., and subsequently transferred a portion of the Company's assets, consisting of software and computer hardware equipment used in the emailing of the Company's public company and mutual fund news alerts, to the newly formed subsidiary at net book value. On September 15, 2000, the Company sold 100% of the wholly owned subsidiary to Entheos Technologies, Inc., for $283,000. See Note 4.

The Company provides online investors real time news alerts on U.S. and Canadian stocks, mutual fund news and information alerts, insider trading, SEC filings and IPO information.

The Company was formed on January 13, 1997, and was in the development stage through December 31, 1999. The year 2000 is the first year during which it is considered an operating company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement
----------------------------

Presentation The Company's financial statements are prepared using the accrual method of accounting.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid instruments with a maturity of three months or less when acquired to be cash and cash equivalents.

Concentration of Credit Risk
----------------------------

The Company maintains U.S. dollar cash balances in Canadian banks that are not insured.

Fixed Assets and Depreciation
-----------------------------

Fixed assets are stated at cost and are depreciated on accelerated methods over their estimated useful lives.

Revenues
--------

Revenues are derived from the sale of prepaid, nonrefundable advertising agreements and are recognized over the period the services are performed, which is typically a one day

                              EQUITYALERT.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

period, in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition In Financial Statements," issued by the SEC in December 1999.

Advertising Costs
-----------------

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the years ended December 31, 2000 and 1999 were $129,796 and $250,572, respectively.

Income Taxes
------------

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Start-up Costs
--------------

The Company accounts for start-up costs in accordance with Statement of Position
(SOP) 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred. Costs of start-up activities charged to operations in years December 31, 1999 and prior were $971,242. For income tax purposes, the Company has elected to treat these costs as deferred expenses and amortize them over a period of sixty months, beginning in the first month the Company is actively in business, which was January 2000. See Note 5 for income tax effect.

Per Share of Common Stock
-------------------------

Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future are not included in the computation of diluted earnings per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Stock-Based Compensation
------------------------

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to continue its current method of accounting as described above, and has adopted the disclosure-only requirements of SFAS No. 123.

Use of Estimates
----------------

In conformity with generally accepted accounting principles, the preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results could differ significantly from those estimates.

Capital Structure
-----------------

The Company discloses its capital structure in accordance with SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure.

Foreign Currency Translation
----------------------------

The Company maintains both U.S. Dollar and a Canadian Dollar bank account at a financial institution in Canada. Transactions gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, which is the U.S. Dollar, are included in the results of operations as incurred. Revenues and expenses are translated at average exchange rates in effect during each period.

Business Segment Information
----------------------------

The Company operates in one industry segment, that being providing online investors real time email news alerts on U.S. and Canadian stocks, mutual fund news and information alerts, insider trading, SEC filings and IPO information.

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------

In June 1998,  the Financial  Accounting  Standard  Board (FASB) issued SFAS No.
133. "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 to defer the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The implementation of SFAS No. 137 had no effect on the Company's financial statements.

Recent Accounting Pronouncements
--------------------------------

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition In Financial Statements." SAB 101 summarizes certain of the

SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. The Company implemented SAB 101 effective January 1, 2000.

Presentation
------------

Certain prior year amounts have been reclassified to conform to fiscal 1999 presentation.

Pending Accounting Pronouncements
---------------------------------

It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at December 31:


                                             2000              1999
                                             ----              ----
Computer Hardware                            $  70,135         $   10,012
Computer Software                               12,139              6,995
Furniture and Fixtures                          10,831              3,766
Total                                           93,105             20,773
Less Accumulated Depreciation                   33,052              1,521
Net Book Value                               $  60,053         $   19,252


Depreciation expense charged to operations during 2000 and 1999 was $75,026 and $1,521, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Related Party advances at December 31, 2000 and 1999, represent unsecured advances from the director and majority shareholder. The amounts bears no interest and are due on demand.

On September 15, 2000, the Company sold 100% of the voting common stock of its wholly owned subsidiary, Email Solutions, Inc., a Nevada corporation, to Entheos Technologies, Inc., for $283,000. Email Solutions, Inc.'s assets consist primarily of software and computer hardware equipment used in the emailing of the Equityalert.com's public company and mutual fund news alerts. Entheos provides emailing services for Equityalert.com. The director and majority shareholder of Equityalert.com is also the director and majority shareholder of Entheos Technologies, Inc. Included in the statement of operations is a gain on the sale of the transaction of $27,591.

During 2000 the Company charged $100,000 to operations for management and consulting fees incurred for services rendered by the Chairman and principle stockholder. Included in accounts payable at December 31, 2000, is a payable of $88,000 for these fees.

NOTE 5 - INCOME TAXES

There is no current or deferred tax expense for any of the periods indicated, due to the Company's loss position. The benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect, utilizing a 34% income tax rate, of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following at December 31:

                                             2000                          1999
                                             ----                          ----
Deferred Tax Asset
Start-up Costs                               $   264,178                   $   330,222
Deferred Tax Liabilities
Nondeductible Expenses                           (16,574)                            0
Net Deferred Tax Asset                           247,604                       330,222
Valuation Allowance                             (247,604)                     (330,222)
Net Deferred Tax Asset                       $         0                   $         0


A reconciliation between the statutory federal income tax rate (34%) and the effective income tax rate of income tax expense for the year ended December 31, 2000 and 1999 is as follows:


Statutory Federal Income Tax Rate       (34.0)%        (34.0)%
Valuation Allowance                      34.0 %         34.0 %
Effective Income Tax Rate                 0.0 %          0.0 %


The Company has available  net operating  loss  carryforwards  of  approximately
$232,000 for tax purposes to offset future taxable income which expire principally in the year 2020.

NOTE 6 - STOCK OPTIONS

The Company has three stock option plans that provide for the granting of stock options to officers and key employees as follows: 1997 Stock Option Plan (SOP), 10,000 shares of authorized common stock; 1998 SOP 4,000,000 shares of authorized common stock; and 1999 SOP 10,000,000 shares of authorized common stock, all of which expire ten years from the date of grant. The objectives of these plans include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire common stock.

The status of the Company's stock option plans are summarized below as of December 31:

                                                                 Number of           Option
                                                                 Shares              Price
                                                                 ------              -----
Granted Under the 1998 Stock Option Plan                          4,000,000          $  2.00
Exercised Under the 1998 Stock Option Plan                          (11,000)            2.00
Granted Under the 1999 Stock Option Plan                          8,000,000             2.00
Exercised Under the 1999 Stock Option Plan                           (5,000)            2.00
Options Outstanding at December 31, 1999 and 2000                11,984,000          $  2.00


The weighted average exercise price of the options outstanding and exercisable at December 31, 2000 is $2.00 and the weighted average remaining contractual life in year is 8.8. The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock options awards granted at or above fair market value. Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows at December 31:


Net Loss                           2000                  1999
--------                           ----                  ----
As reported                        $      (55,845)       $     (343,765)
Pro forma                          $   (4,070,547)       $   (4,358,467)
Net Loss Per Share
As reported                        $          Nil        $          Nil
Pro forma                          $        (0.10)       $        (0.11)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumption used for those options granted: dividend yield of 0%, expected volatility of 273%, risk-free interest rate of 5%, and an expected life of 10 years.

NOTE 7 - COMMITMENTS

The Company leases office space located at 1628 West 1st Avenue, Suite 216, Vancouver, B.C., for approximately $2,450 per month, for a period of three years, with an option to renew for a further three years. Rent expense charged to operations for 2000 was $10,716.

Future minimum rental commitments are as follows:

2001              $  29,400
2002              $  29,400
2003              $  19,600


NOTE 8 - CORRECTION OF AN ERROR

The financial statements for the year ended December 31, 1999, inadvertently contained accumulated other comprehensive income representing translation adjustments of $5,636 which should have been shown in the financial statements as transaction gains. As a result, net loss for the year ended December 31, 1999, decreased by this amount. Loss per share of common stock did not change and there was no related tax effect due to the Company's loss position. The correction had no impact on previously reported total stockholders' equity.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Clancy and Co., P.L.L.C. are the Company's independent public accountants since inception. There have been no disagreements with Clancy and Co., P.L.L.C.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to directors and Section 16 compliance is included in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated by reference.

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

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2001.

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



Signature                      Title                              Date
---------                      -----                              ----

/s/ Harmel S. Rayat            Director and Chairman              March 27, 2001
-------------------            ---------------------              --------------
Harmel S. Rayat


/s/ Gurmukh S. Kundan          Director, Secretary/Treasurer      March 27, 2001
---------------------          -----------------------------      --------------
Gurmukh S. Kundan