Form 10QSB
period 2001-03-31
EQUITYALERT COM INC
filed 2001-05-15
CIK 1094842

1


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)


      X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
-------

               SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended March 31, 2001

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _______

Commission file number:  1-15301


                              EQUITYALERT.COM, INC.
                           --------------------------
             (exact name of registrant as specified in its charter)



NEVADA                                                        58-2377963
-------------                                              ---------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

Suite 216 - 1628 West 1st Avenue, Vancouver, BC,              V6J 1G1
------------------------------------------------              -------
(Address of principal executive offices)

Registrant's telephone number, including area code:           (604) 659-5009


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----

The number of shares of the Registrant's Common Stock, $0.00001 par value, as of March 31, 2001: 41,201,186

                              EQUITYALERT.COM, INC.
                    FORM 10-QSB, QUARTER ENDED MARCH 31, 2001

INDEX
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements
Balance Sheet as of  March 31, 2001                                                       3

Statement of Operations for the Quarter Ended March 31, 2001 and 2000                     4

Statement of Cash Flows for the Quarter Ended March 31, 2001 and 2000                     5

Notes to Interim Financial Statements                                                     6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


Item 2  Management's Discussion and Analysis                                              7

PART II   OTHER INFORMATION

Item 1 Legal Proceedings                                                                  8

Item 2 Changes in Securities                                                              8

Item 3 Defaults Upon Senior Securities                                                    8

Item 4 Submission of Matters to a Vote of Security Holders                                9

Item 5 Other Information                                                                  9

Item 6 Exhibits and Reports on Form 8-K                                                   9

Financial Data Table and Signatures                                                       10


Item 1    Financial Statements


                              EQUITYALERT.COM, INC.
                              Interim Balance Sheet
                      March 31, 2001 and December 31, 2000
                                   (Unaudited)


ASSETS                                                                           March 31,2001        Dec. 31, 2000
                                                                                 -------------        -------------
Current Assets
   Cash                                                                               $530,733            $844,626
   Accounts Receivable                                                                  19,205               6,875
   Prepaid Expenses                                                                      1,287                   0

Total Current Assets                                                                  $551,225            $851,501

Property and Equipment, Net (Note 3)                                                    51,553              60,053

Total  Assets                                                                         $602,778            $911,554

LIABILITIES AND  STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                                   $129,602          $  340,054
   Related Party Advances                                                                    0              42,017

Total Current Liabilities                                                             $129,602            $382,071

Stockholders' Equity
   Preferred Stock: $0.001 Par Value; Authorized Shares,
1,000,000                                                                                 None                None
   Common Stock: $0.00001 Par Value; Authorized Shares,
100,000,000; Issued and Outstanding, 41,201,186
41,398,186, at March 31, 2001 and December 31, 2000, respectively
                                                                                           412                 412
   Additional Paid In Capital                                                        1,568,536           1,568,536
   Retained Earnings (A Deficit)                                                    (1,095,772)         (1,039,465)
Total Stockholders' Equity                                                             473,176             529,483

Total Liabilities and Stockholders' Equity                                            $602,778           $ 911,554


                              EQUITYALERT.COM, INC.
                         Interim Statement of Operations
               For the Three months ended March 31, 2001 and 2000
                                   (Unaudited)

                                               For The Three        For The Three
                                               Months Ended         Months Ended Mar.
                                               Mar. 31, 2001        31, 2000
                                               -------------        --------
Revenues                                           $ 199,962           $ 387,305
Cost                                                 122,366              97,877
Gross Profit                                        $ 77,596            $289,428
Expenses
   General and Administrative                        142,884              41,297

Other Income (Expenses)
   Interest Income                                     8,980               5,560
Net Income (Loss) Before   Provision For         $  (56,308)           $ 253,041
Income Taxes

Net Income (Loss) Available To Common             $ (56,308)           $ 253,041
Stockholders
Basic Earning (Loss) Per Common Share            $   (0.001)             $  0.01

Basic Weighted Average Common Shares
Outstanding                                       41,201,186          41,398,186


                              EQUITYALERT.COM, INC.
                         Interim Statement of Cash Flows
            For the Three months period ended March 31, 2001 and 2000
                                   (Unaudited)



                                                                           Three Months Ended   Three Months Ended
                                                                           Mar. 31, 2001        Mar. 31, 2000
                                                                           -------------        -------------
Cash Flows From Operating Activities
   Net Income (Loss)                                                        $  (56,308)           $  253,041
   Adjustments to Reconcile Net Loss to Net Cash
   Provided By (Used In) Operating Activities
   Depreciation                                                                   8,500                4,071
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable                               (12,330)              (65,695)
      (Increase) Decrease in Prepaid Expenses                                   (1,287)                 (717)
       Increase (Decrease) in Accounts Payable                                (210,451)               (4,514)
   Total Adjustments                                                          (215,568)              (66,855)
Net Cash Provided By (Used In) By Operating Activities                     $  (271,876)           $  186,186
Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                               (228,228)
Net Cash Flows Used In Investing Activities                                $         0            $ (228,228)
Cash Flows From Financing Activities
   Repayments To Related Parties                                               (42,017)
Net Cash Used In Financing Activities                                      $   (42,017)           $        0

Increase (Decrease) in Cash and Cash Equivalents                           $  (313,893)           $  (42,043)
Cash and Cash Equivalents, Beginning of Year                                   844,626               591,980
Cash and Cash Equivalents, End of Year                                     $   530,733            $  549,937


                              EQUITYALERT.COM, INC.
                      Notes to Interim Financial Statements
                                 March 31, 2001

Note 1: Statement of Information Furnished

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB instructions, and in the opinion of management, contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2001, the results of operations for the three months periods ended March 31, 2001, and the statement of cash flows for the Three months ended March 31, 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2000 Annual Report on 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 2000 Annual Report on Form 10-SB.

Note 2: Significant Accounting Policies

EquityAlert.com, Inc. is a re-distributor of public company and mutual fund news alerts via email. Additionally, the Company offers a wide range of other free information and services through its website (www.equityalert.com), such as insider trading, insurance, mortgage and loan information, online banking, consumer credit and charge card products, mutual fund news alerts via email, conference calls, and free real time public company news alerts via email.

At present, the Company derives all of its revenues from the sale of prepaid non-refundable advertisements placed on its news alerts. Revenues are recognized upon receipt of signed advertising agreements from advertisers over the period the services are performed.

Note 3:  Property and Equipment

Property and Equipment consists of the following at March 31, 2001:


Computer Hardware                                    $   70,135
Computer Software                                        12,139
Furniture and Fixtures                                   10,831
Total                                                $   93,105
Less Accumulated Depreciation                            41,552
Net Book Value                                       $   51,553


Depreciation expense charged to operations during 2001 was $8,500

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

Subscribers to EquityAlert's free website enjoy a broad suite of financial news and information, including insider trading, insurance, mortgage and loan information, online banking, consumer credit and charge card products, mutual fund news alerts via email, conference calls, and much more, including EquityAlert's most popular feature - free real time public company news alerts via email.

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

Results of Operations
---------------------

Revenues. The Company generated $199,962 in revenues for the three months ended March 31, 2001, versus $387,305 for the same period in 2000. This decrease of $187,343, or 48.4%, is primarily due to reduced advertising by public companies as a result a slow down in stock market activity.

General and Administrative Expenses. During the three months ended March 31, 2001, the Company incurred $142,884 in general and administrative expenses, an increase of 246% from first quarter 2000 expenses of $41,297 due primarily to increased costs associated with the dissemination of the Company's email alerts.

Interest Income. Interest income was $8,980 and $5,560 for the quarters ended March 31, 2000 and 2000, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of March 31, 2001, the Company's accumulated deficit was $1,095,772, and as a result, there has been no provision for income taxes to date.

Net Income. For the three months ended March 31, 2001, the Company recorded net loss of $56,308 or $0.001 per share, compared to a net income of $253,041, or $0.01 per share, for the same period in 2000.

Liquidity and Capital Resources
-------------------------------

As at March 31, 2001, the Company had a cash balance of $530,733, compared to $844,626 as at December 31, 2000. The Company has financed its operations primarily through cash on hand from its operations during the three months periods ended March 31, 2001.

Net cash flows used by operating activities was $271,876 for the three month period ending March 31, 2000, compared to net cash flows provided by operating activities of $186,186 for the same period in 2000. This change was primarily due to a decrease in accounts payable of $210,452 and an increase in accounts receivable of $12,330.

Net cash used in investing activities was $0 for the three month period ending March 31, 2001, versus $228,228 for the purchase of equipment during the same three month period in 2000.

Net cash flows used in financing activities was $42,017 representing repayment of related party advances.

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

                                                           EQUITYALERT.COM, INC.


                                                              /s/ Bhupinder Mann
                                                        ------------------------
                                                                  Bhupinder Mann
                                                               CEO and President


                                                             /s/ Harmel S. Rayat
                                                        ------------------------
                                                                 Harmel S. Rayat
                                                           Director and Chairman


                                                            /s/ Jasbinder Chohan
                                                   -----------------------------
                                                                Jasbinder Chohan
                                               Director, Secretary and Treasurer




Dated: May 10, 2001