Form 10QSB
period 2001-06-30
EQUITYALERT COM INC
filed 2001-08-14
CIK 1094842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)


      X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
-------      SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended June 30, 2001

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _______

Commission file number:  1-15301

                              INNOTECH CORPORATION
                           --------------------------
             (exact name of registrant as specified in its charter)


NEVADA                                                   58-2377963
-------------                                          ---------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

Suite 216 - 1628 West 1st Avenue, Vancouver, BC,              V6J 1G1
------------------------------------------------             -----------
(Address of principal executive offices)

Registrant's telephone number, including area code:           (604) 659-5009
                                                            -------------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----

The number of shares of the Registrant's Common Stock, $0.00001 par value, as of August 7, 2001: 1,648,047.

                              INNOTECH CORPORATION
                    FORM 10-QSB, QUARTER ENDED JUNE 30, 2001

INDEX
PART I    FINANCIAL INFORMATION
Item 1    Financial Statements

Balance Sheet as of  June 30, 2001.............................................................  3

Statement of Operations for the Quarter Ended June 30, 2001 and 2000...........................  4

Statement of Cash Flows for the Quarter Ended June 30, 2001 and 2000.............................5

Notes to Interim Financial Statements........................................................... 6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


Item 2  Management's Discussion and Analysis.................................................... 8

PART II   OTHER INFORMATION

Item 1 Legal Proceedings......................................................................  10

Item 2 Changes in Securities..................................................................  10

Item 3 Defaults Upon Senior Securities........................................................  10

Item 4 Submission of Matters to a Vote of Security Holders....................................  10

Item 5 Other Information......................................................................  10

Item 6 Exhibits and Reports on Form 8-K.......................................................  10

Signatures....................................................................................  11


PART I    FINANCIAL INFORMATION

Item 1    Financial Statements
------------------------------

                              INNOTECH CORPORATION
                    (formerly known as Equityalert.com, Inc.)
                             Interim Balance Sheets
                       June 30, 2001 and December 31, 2000
                                   (Unaudited)

ASSETS                                                                            2001                2000
                                                                                  ----                ----
Current Assets
   Cash                                                                               $372,307            $844,626
   Accounts Receivable                                                                       0               6,875

Total Current Assets                                                                  $372,307            $851,501

Property and Equipment, Net (Note 3)                                                    45,534              60,053


Total  Assets                                                                         $417,841           $ 911,554
                                                                                      ========           =========

LIABILITIES AND  STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                                   $313,773           $ 340,054
   Related Party Advances                                                                    0              42,017

Total Current Liabilities                                                             $313,773            $382,071

Stockholders' Equity
   Preferred Stock: $0.001 Par Value; Authorized Shares,
1,000,000                                                                                 None                None
   Common Stock: $0.00001 Par Value; Authorized Shares,
100,000,000; Issued and Outstanding, 1,648,047
1,655,927, at June 30, 2001 and December 31, 2000, respectively
                                                                                            16                  17
   Additional Paid In Capital                                                        1,568,932           1,568,931
   Retained Earnings (A Deficit)                                                    (1,464,880)         (1,039,465)

Total Stockholders' Equity                                                             104,068             529,483
                                                                                       -------             -------

Total Liabilities and Stockholders' Equity                                            $417,841          $  911,554
                                                                                      ========          ==========


                  See notes to condensed financial statements.

                             INNOTECH CORPORATION.
                    (formerly known as Equityalert.com, Inc.)
                        Interim Statements of Operations
                 For the Six months ended June 30, 2001 and 2000
                                   (Unaudited)

                                             For The Six       For The Six Months    For The Three       For The Three
                                             Months Ended      Ended June 30, 2000   Months Ended        Months Ended
                                             June 30, 2001     June 30, 2000         June 30, 2001       June 30, 2000
                                             -------------     -------------         -------------       -------------
Revenues                                           $ 233,328          $  790,558           $ 33,366            $403,253
Cost                                                                     335,421             20,535             241,075

                                                     142,900

Gross Profit                                          90,428             455,137             12,831             162,178
Expenses
   General and Administrative                        529,469             101,262            386,585              55,784

Other Income
   Interest Income                                    13,626              15,983              4,646              10,423

Net Income (Loss) Before   Provision For         $ (425,415)           $ 369,858        $ (369,108)           $ 116,817
Income Taxes
Provision for Income Taxes                                 0              59,708                  0                   0

Net Income (Loss) Available To Common
Stockholders                                     $ (425,415)           $ 310,150         $(369,108)       $     116,817
                                                 =========== =         =========         ==========        ============
Basic Earning (Loss) Per Common Share
                                                   $  (0.26)             $  0.19          $ ( 0.22)            $   0.07
                                                       =====                ====              =====                ====

Basic Weighted Average Common Shares
Outstanding                                        1,648,047           1,655,927          1,648,047           1,655,927
                                                   =========           =========          =========           =========

                  See notes to condensed financial statements.

                              INNOTECH CORPORATION
                    (formerly known as Equityalert.com, Inc.)
                        Interim Statements of Cash Flows
             For the Six months period ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                       Six Months Ended    Six Months Ended
                                                                       June 30, 2001       June 30, 2000
                                                                       -------------       -------------
Cash Flows From Operating Activities
   Net Income (Loss)                                                       $  (425,415)           $  310,150
   Adjustments to Reconcile Net Loss to Net Cash
Used
   By Operating Activities
   Depreciation                                                                  17,000                8,141
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable                                  6,875             (205,780)
      (Increase) Decrease in Security Deposits                                        0                 (345)
       Increase (Decrease) in Accounts Payable                                  (26,281)              12,140
       Increase (Decrease) in Provision for Income Taxes                                              59,708
                                                                    -----------------------------------------
   Total Adjustments                                                                                (126,136)
                                                                                 (2,406)
                                                                    -----------------------------------------
Net Cash Used By Operating Activities                                       $  (427,821)          $  184,014
Cash Flows From Investing Activities
   Purchase of Property and Equipment                                            (2,481)            (344,713)
                                                                    -----------------------------------------
Net Cash Flows From Investing Activities                                      $  (2,481)        $   (344,713)

Cash Flows From Financing Activities
   Repayments To  Related Parties                                               (42,017)                   0
                                                                    -----------------------------------------
                                                                    -----------------------------------------
Net Cash Provided By Financing Activities                                     $ (42,017)                   0
                                                                                      0
                                                                    -----------------------------------------
                                                                    -----------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                           $   (472,319)        $   (160,699)
Cash and Cash Equivalents, Beginning of Period                                  844,626              591,980
                                                                    -----------------------------------------
Cash and Cash Equivalents, End of Period                                    $   372,307          $   431,281
                                                                            ===========          ===========


                  See notes to condensed financial statements.

                              INNOTECH CORPORATION
                    (formerly known as Equityalert.com, Inc.)
                      Notes to Interim Financial Statements
                                  June 30, 2001

Note 1:  Statement of Information Furnished

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB instructions, and in the opinion of management, contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2001, the results of operations for the three and six month periods ended June 30, 2001, and the statement of cash flows for the six months ended June 30, 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2000 Annual Report on 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 2000 Annual Report on Form 10-KSB.

Note 2:  Significant Accounting Policies

Presentation. Certain accounts from prior periods have been reclassified to conform to the current period's presentation. These changes have no effect on previously reported results of operations or total stockholders' equity.

Note 3:  Property and Equipment

Property and Equipment consists of the following at June 30, 2001:

Computer Hardware                                    $   72,616
Computer Software                                        12,139
Furniture and Fixtures                                   10,831
                                                         ------
Total                                                $   95,586
Less Accumulated Depreciation                            50,052
                                                         ------
Net Book Value                                       $   45,534
                                                     ==========


Depreciation expense charged to operations during 2001 was $17,000.

Note 4:  Earnings per share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share information is adjusted retroactively to reflect stock splits and changes in par value, when applicable. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share. The computation of basic loss per share is as follows:

                                                     3 m/e             6 m/e            3 m/e        6 m/e
                                                     6/30/01           6/30/01          6/30/00      6/30/00
                                                     -------           -------          -------      -------
Numerator-Net income (loss) available
   To Common stockholders                            $  (369,108)      $  (425,415)     $  116,817   $   310,150
Denominator-Weighted average
   number of common shares outstanding                 1,648,047         1,648,047       1,655,927     1,655,927
Basic loss per common share                          $     (0.22)      $     (0.26)     $     0.07   $      0.19


Note 5:  Subsequent Events

A. On July 12, 2001, a majority of the shareholders approved the following at its Annual General Shareholders Meeting:

(1) Twenty five to one reverse split of the Company's common stock, with no change in par value. All per share and per share information have been adjusted retroactively to reflect the split.

(2)  Change in the Company's name to Innotech Corporation.

(3) Increase in the authorized capital of the Company from 100,000,000 to 300,000,000 shares of $0.00001 par value common stock. (4) Approval of the Company's 2001 stock option plan with 20,000,000 common shares reserved for issuance thereunder.

B. On July 31, 2001, Innotech created a newly formed wholly owned subsidiary, Equityalert.com, Inc., in the State of Nevada, and consolidates this subsidiary into its operations. Through its subsidiary, Innotech operates the website www.equityalert.com as a re-distributor of public company and mutual fund news alerts via email. Additionally, the website offers a wide range of free information such as insider trading, analyst coverage, earnings information, IPO information, mortgage and loan information, online banking, consumer credit and charge card products.

Item 2 Management's  Discussion and Analysis of Financial  Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

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

Subscribers to EquityAlert's free website receive financial news and information, including insider trading, insurance, mortgage and loan information, online banking, consumer credit and charge card products, mutual fund news alerts via email, conference calls, including EquityAlert's most popular feature - free real time public company news alerts via email.

The Company  expects to generate  substantially  all of its future revenues from advertising  sales on its e-mail  alerts.  To date,  the  Company  has  incurred significant ongoing operating losses due to costs related to business development, website development, and management and staff recruitment.

Results of Operations
---------------------

Revenues. The Company generated $33,366 and $233,328 in revenues for the three and six months ended June 30, 2001, respectively, versus $403,253 and $790,558 for the same period in 2000. This decrease of $369,887, or 92%, for the three months ended June 30, and $387,305 or 49% for the six months ended June 30, is primarily due to a general slow down online advertising. The Company expects the general slow down in online advertising to continue for the remainder of fiscal 2001 and during 2002.

Cost of Revenues. The Company incurred $20,535 and $142,900 in cost of revenues for the three and six months ended June 30, 2001, respectively, versus $241,075 and $335,421 for the same periods in 2000. These cost of revenues were 61.5% and 61.2% of revenues for the three and six month periods ended June 30, 2001, and 59.8% and 42.4% for the same periods in 2000.

General and Administrative Expenses. During the three and six months ended June 30, 2001, the Company incurred $386,585 and $529,469, respectively, in general and administrative expenses, and $55,784 and $101,262 for the same periods in 2000. These increases are due primarily to increased costs associated with the dissemination of the Company's email alerts.

Interest Income. Interest income was $4,646 and $13,626 for the three and six month periods ended June 30, 2001 and 2000, respectively, a decrease of $5,777, or 55%, and $2,357, or 15% from the same periods in 2000. The decrease in interest income is a direct result of the Company maintaining lower cash balances and changes in interest rates. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of June 30, 2001, the Company's accumulated deficit was $1,464,880, and as a result, there has been no provision for income taxes to date.

Net Loss. For the three and six months ended June 30, 2001, the Company recorded net losses of $369,108, or $0.22 per share, and $425,415, or $0.26 per share, respectively, compared to net incomes of $116,817 or $0.07 per share, and $310,150 or $0.19 per share, for the same periods in 2000. The net losses incurred by the Company are a direct result of a general slow down in online advertising sales, which the Company expects to continue for the remainder of 2001 and during 2002.

Liquidity and Capital Resources
-------------------------------

As at June 30, 2001, the Company had a cash balance of $372,307, compared to $844,626 as at December 31, 2000. The Company has financed its operations primarily through cash on hand from its operations during the three and six month periods ended June 30, 2001.

Net cash used by operating activities was $427,821 for the six month period ending June 30, 2001, compared to net cash flows provided by operating activities of $184,014 for the same period in 2000. This change was primarily due to a $425,415 net loss, versus a net income of $369,858, for the six month period ending June 30, a decrease in accounts payable of $26,281 and an increase in depreciation of $17,000.

Net cash flows used in financing activities was $42,017 representing repayment of related party advances.

At present, the Company plans to fund its operations from cash available. If operating losses continue during the next 12 months, the Company will need additional financing. In doing so, the Company may seek access to the private or public equity, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

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

PART II -- OTHER INFORMATION

Item 1    Legal Proceedings
---------------------------

None

Item 2    Changes in Securities
-------------------------------

On July 12, 2001, shareholders approved an increase in the company's authorized shares of common stock, par value $0.00001, from one hundred million (100,000,000) to three hundred million (300,000,000) shares, with the par value remaining the same and approved a 25:1 reverse split of the company's outstanding shares of common stock, effective as of July 30, 2001.

Item 3    Defaults Upon Senior Securities
-----------------------------------------

None

Item 4    Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

At a shareholder's meeting held on July 12, 2001, a majority of the shareholders approved a 25:1 reverse split of the company's outstanding shares of common stock, to be effective as of July 31, 2001. Additionally, shareholders approved an increase in the company's authorized shares of common stock, par value $0.00001, from one hundred million (100,000,000) to three hundred million (300,000,000) shares, with the par value remaining the same.

Item 5    Other Information
---------------------------

None

Item 6    Exhibits and Reports on Form 8-K
------------------------------------------

On April 18, 2001, the Company filed with the Commision under Item 6, regarding the Company's acceptance of the resignation of Mr. Gurm Kundan from the Board of Directors and as the Company's Secretary/Treasurer, effective April 11th, 2001. Mr. Kundan resigned from the Board for personal reasons. Replacing Mr. Kundan as a Director, as well as being appointed as the Company's Secretary Treasurer is Ms. Jasbinder Chohan. During the period from May 1993 to January 1995, Ms. Chohan did general accounting work for Elton Advertising. Since January 1995, she has been employed as an accounts manager at Graphic Packaging Canada.

On July 19, 2001, the Company filed with the Commision under Item 5, reporting that at a shareholder's meeting held on July 12, 2001, a majority of the shareholders approved a change in the company's name to Innotech Corporation. The shareholders also approved an increase in the Company's authorized shares of common stock, par value $0.00001, from one hundred million (100,000,000) to three hundred million (300,000,000) shares, with the par value remaining the same. Additionally, the shareholders approved a 25:1 reverse split of the company's outstanding shares of common stock, to be effective as of July 30, 2001.

Signature Page
--------------

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            INNOTECH CORPORATION


                                                              /s/ Bhupinder Mann
                                                        ------------------------
                                                                  Bhupinder Mann
                                                               CEO and President


                                                             /s/ Harmel S. Rayat
                                                        ------------------------
                                                                 Harmel S. Rayat
                                                                        Director


                                                            /s/ Jasbinder Chohan
                                                   -----------------------------
                                                                Jasbinder Chohan
                                               Director, Secretary and Treasurer




Dated: August 8, 2001