Form 10QSB
period 2001-09-30
EQUITYALERT COM INC
filed 2001-11-14
CIK 1094842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)


X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended September 30, 2001

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

Commission file number:  1-15301

                              INNOTECH CORPORATION
                              --------------------
             (exact name of registrant as specified in its charter)


         NEVADA                                             58-2377963
         -------                                         ---------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

Suite 216 - 1628 West 1st Avenue, Vancouver, BC,              V6J 1G1
------------------------------------------------             ---------
(Address of principal executive offices)

Registrant's telephone number, including area code:           (604) 659-5009
                                                            -------------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----

The number of shares of the Registrant's Common Stock, $0.00001 par value, as of September 30, 2001: 1,648,047.

                              INNOTECH CORPORATION
                  FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2001

INDEX

PART I    FINANCIAL INFORMATION

Item 1   Financial Statement

Balance Sheet as of September 30, 2001.............................................................  3

Statement of Operations for the Quarter Ended September 30, 2001 and 2000..........................  4

Statement of Cash Flows for the Quarter Ended September 30, 2001 and 2000..........................  5

Notes to Interim Financial Statements..............................................................  6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


Item 2   Management's Discussion and Analysis......................................................  8

PART II   OTHER INFORMATION

Item 1 Legal Proceedings...........................................................................  10

Item 2 Changes in Securities.......................................................................  10

Item 3 Defaults Upon Senior Securities.............................................................  10

Item 4 Submission of Matters to a Vote of Security Holders.........................................  10

Item 5 Other Information...........................................................................  10

Item 6 Exhibits and Reports on Form 8-K............................................................  10

Signatures.........................................................................................  11


PART I FINANCIAL INFORMATION

Item 1 Financial Statements
---------------------------

                              INNOTECH CORPORATION
                    (formerly known as EquityAlert.com, Inc.)
                             Interim Balance Sheets
                    September 30, 2001 and December 31, 2000
                                   (Unaudited)


ASSETS                                                                            2001                2000
                                                                                  ----                ----
Current Assets
   Cash                                                                               $350,627            $844,626
   Accounts Receivable                                                                       0               6,875
                                                                          -----------------------------------------
Total Current Assets                                                                  $350,627            $851,501

Property and Equipment, Net (Note 3)                                                    37,034              60,053

Loan Due                                                                                40,000                   0
                                                                                        ------                   -

Total Assets                                                                          $427,661           $ 911,554
                                                                                      =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                                   $333,906           $ 340,054
   Related Party Advances                                                                    0              42,017
                                                                          -----------------------------------------
Total Current Liabilities                                                             $333,906            $382,071

Stockholders' Equity
   Preferred Stock: $0.001 Par Value; Authorized Shares,
1,000,000                                                                                 None                None
   Common Stock: $0.00001 Par Value; Authorized Shares,
100,000,000; Issued and Outstanding, 1,648,047
1,655,927, at September 30, 2001 and December 31, 2000, respectively
                                                                                            17                  17
   Additional Paid In Capital                                                        1,568,931           1,568,931
   Retained Earnings (A Deficit)                                                    (1,475,193)         (1,039,465)
                                                                          -----------------------------------------
Total Stockholders' Equity                                                              93,775             529,483
                                                                                        ------             -------

Total Liabilities and Stockholders' Equity                                            $427,661         $   911,554
                                                                                      =========        ===========


                  See notes to condensed financial statements.

                              INNOTECH CORPORATION.
                    (formerly known as EquityAlert.com, Inc.)
                        Interim Statements of Operations
              For the Nine months ended September 30, 2001 and 2000
                                   (Unaudited)

                                            For The Nine        For The Nine        For The Three        For The Three
                                            Months Ended        Months Ended        Months Ended         Months Ended
                                            September 30, 2001  September 30, 2000  September 30, 2001   September 30, 2000
                                            --------------      ------------------  ------------------   ------------------
Revenues                                    $        593,028    $      1,156,689    $       359,700      $      366,131
Cost                                                 366,601             414,063            223,701              78,642
Gross Profit                                         226,427             742,626            135,999             287,489
Expenses
   General and Administrative                        679,489             267,016            150,020             165,754

Other Income
   Interest Income                                    17,334              23,785              3,708               7,802

Net Income (Loss) Before   Provision For
Income Taxes                                        (435,728)            499,395            (10,313)            129,537
Provision for Income Taxes                                 0              80,620                  0              20,912
Net Income (Loss) Available To Common
Stockholders                                $       (435,728)   $        418,775    $       (10,313)     $      108,625
Basic Earning (Loss) Per Common Share       $         (0.264)   $          0.253    $        (0.006)     $        0.066

Basic Weighted Average Common Shares
Outstanding                                        1,648,047           1,655,927          1,648,047           1,655,927


                  See notes to condensed financial statements.

                              INNOTECH CORPORATION
                    (formerly known as EquityAlert.com, Inc.)
                        Interim Statements of Cash Flows
          For the Nine months period ended September 30, 2001 and 2000
                                   (Unaudited)


                                                                    Nine Months Ended    Nine Months Ended
                                                                    September 30, 2001   September 30, 2000
                                                                    ------------------   ------------------
Cash Flows From Operating Activities
   Net Income (Loss)                                                       $   (435,728)          $  418,775
   Adjustments to Reconcile Net Loss to Net Cash
Used
   By Operating Activities
   Depreciation                                                                  25,500                8,141
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable                                  6,875             (262,812)
      (Increase) Decrease in Prepaid Expenses                                         0               (1,138)
      (Increase) Decrease Security Deposits                                           0                 (345)
      (Increase) Decrease in Income Tax Payable                                       0               80,620
       Increase (Decrease) in Accounts Payable                                   26,227               14,379
                                                                    -----------------------------------------
   Total Adjustments                                                            (13,773)            (161,155)
                                                                    -----------------------------------------
Net Cash Provided By (Used In) Operating Activities                            (409,501)             257,620

Cash Flows From Investing Activities
   Advances Made                                                                (40,000)                   0
   Repayments on Officer Loan Payable                                           (42,017)                   0
   Purchase of Property and Equipment                                            (2,481)            (356,091)
                                                                    -----------------------------------------
Net Cash Used In Investing Activities                                           (84,498)            (356,091)

Cash Flows From Financing Activities
      Proceeds From Sale of Subsidiary                                                0              283,000
                                                                    -----------------------------------------
                                                                    -----------------------------------------
Net Cash Provided By (Used In) Financing Activities                                   0              283,000
                                                                    -----------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                               (493,999)             184,529
Cash and Cash Equivalents, Beginning of Period                                  844,626              591,980
                                                                    -----------------------------------------
Cash and Cash Equivalents, End of Period                                    $   350,627          $   776,509
                                                                            ============         ===========

                  See notes to condensed financial statements.

                              INNOTECH CORPORATION
                    (formerly known as EquityAlert.com, Inc.)
                      Notes to Interim Financial Statements
                               September 30, 2001

Note 1: Statement of Information Furnished

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB instructions, and in the opinion of management, contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2001, the results of operations for the three and nine month periods ended September 30, 2001, and the statement of cash flows for the nine months ended September 30, 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2000 Annual Report on 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 2000 Annual Report on Form 10-KSB. Certain accounts have been reclassified to conform to the current period's presentation. These changes have no effect on previously reported results of operations or total stockholders' equity.

Note 2: Significant Accounting Policies

Presentation. Certain accounts from prior periods have been reclassified to conform to the current period's presentation. These changes have no effect on previously reported results of operations or total stockholders' equity.

Note 3: Property and Equipment

Property and Equipment consists of the following at September 30, 2001:


Computer Hardware                                    $   72,616
Computer Software                                        12,139
Furniture and Fixtures                                   10,831
Total                                                    95,586
Less Accumulated Depreciation                            58,552
Net Book Value                                       $   37,034


Depreciation expense charged to operations during 2001 was $25,500.

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

                                                     9 m/e             3 m/e            9 m/e        3 m/e
                                                     9/30/01           9/30/01          9/30/00     9/30/00
                                                     -------           -------          -------     -------
Numerator-Net income (loss) available
   To Common stockholders                            $   (435,728)     $    (10,313)    $  418,775  $    108,625
Denominator-Weighted average
   number of common shares outstanding                  1,648,047         1,648,047      1,655,927     1,655,927

Basic loss per common share                          $     (0.264)     $     (0.006)    $    0.253  $      0.066


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

Results of Operations
---------------------

Revenues. The Company generated $359,700 and $593,028 in revenues for the three and nine months ended September 30, 2001, respectively, versus $366,131 and $1,156,689 for the same period in 2000. This decrease of $6,431, or 1.75%, for the three months ended September 30, and $563,661 or 48.7% for the nine months ended September 30, is primarily due to a general slow down in online advertising. The Company expects the general slow down in online advertising to continue for the remainder of fiscal 2001 and during 2002.

Cost of Revenues. The Company incurred $223,701 and $366,601 in cost of revenues for the three and nine months ended September 30, 2001, respectively, versus $78,642 and $414,063 for the same periods in 2000. These cost of revenues were 62.1% and 61.8% of revenues for the three and nine month periods ended September 30, 2001, and 21.5% and 35.8% for the same periods in 2000.

General and Administrative Expenses. During the three and nine months ended September 30, 2001, the Company incurred $150,020 and $679,489, respectively, in general and administrative expenses, and $165,754 and $267,016 for the same periods in 2000. The 9.5% decrease in three months ended September 30, 2001 is due to reduced sales staffing and streamlined marketing efforts while the 154.5% increase in the period nine months ended September 30, 2001 is due primarily to increased costs associated with dissemination of the Company's email alerts.

Interest Income. Interest income was $3,708 and $17,334, and $7,802 and $23,785 for the three and nine month periods ended September 30, 2001 and 2000, respectively, a decrease of $4,094, or 52.5%, and $6,451 or 27.1% from the same periods in 2000. The decrease in interest income is a direct result of the Company maintaining lower cash balances and changes in interest rates. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of September 30, 2001, the Company's accumulated deficit was $1,475,193, and as a result, there has been no provision for income taxes.

Net Loss. For the three and nine months ended September 30, 2001, the Company recorded net losses of $10,313, or $0.006 per share, and $435,728, or $0.264 per share, respectively, compared to net incomes of $108,625 or $0.066 per share, and $418,775 or $0.253 per share, for the same periods in 2000. The net losses incurred by the Company are a direct result of a general slow down in online advertising sales, which the Company expects to continue for the remainder of 2001 and during 2002.

Liquidity and Capital Resources
-------------------------------

As at September 30, 2001, the Company had a cash balance of $350,627, compared to $844,626 as at December 31, 2000. The Company has financed its operations primarily through cash on hand from its operations during the three and nine month periods ended September 30, 2001.

Net cash used in operating activities was $409,501 for the nine month period ending September 30, 2001, compared to net cash flows provided by operating activities of $257,620 for the same period in 2000. This change was primarily due to a $435,728 net loss versus a net income of $418,775 for the nine month period ended September 30, 2001 versus 2000.

Net cash flows used in investing activities was $84,498 primarily representing related party loans and repayments on loans from related parties for the nine month period ended September 30, 2001. Net cash flows used in investing activities was $356,091 representing the purchase of fixed assets for the nine month period ended September 30, 2000.

Net cash flows provided by financing activities for the nine months ended September 30, 2000 was $283,000 representing proceeds received from the sale of its subsidiary.

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

Recent Accounting Pronouncements
--------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement is not expected to have material affect the financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement does not have a material affect on the financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. This statement is not expected to have a material affect on the financial statements.

In August 2001, tbe FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This statement is not expected to have a material affect on the financial statements.

PART II -- OTHER INFORMATION

Item 1 Legal Proceedings

     None

Item 2 Changes in Securities

     None

Item 3 Defaults Upon Senior Securities

     None

Item 4 Submission of Matters to a Vote of Security Holders

     At the Company's annual general meeting held on July 12, 2001, the shareholders approved the following: (i) ratification of its 2001 independent accountants, (ii) adoption of the 2001 stock option plan with 20,000,000 shares reserved for issuance thereunder, (iii) name change to Innotech Corporation,
(iv) election of the officers and Board of Directors, and (v) approval of 25:1 reverse split of the Company's common stock.

Item 5 Other Information

     None

Item 6 Exhibits and Reports on Form 8-K

     (i) On July 19, 2001, the Company filed with the Commission under Item, reporting the results of its annual general meeting held on July 12, 2001.

     (ii) On September  11, 2001,  the Company filed with the  Commission  under
Item 5, reporting that on July 31, 2001, Innotech Corporation formed EquityAlert.com, Inc. as a Nevada incorporated wholly owned subsidiary through which the operations of its online business, www.equityalert.com, will be conducted.

                                 Signature Page

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            INNOTECH CORPORATION


                                                              /s/ Bhupinder Mann
                                                              ------------------
                                                                  Bhupinder Mann
                                                               CEO and President


                                                             /s/ Harmel S. Rayat
                                                             -------------------
                                                                 Harmel S. Rayat
                                                                        Director


                                                            /s/ Jasbinder Chohan
                                                            --------------------
                                                                Jasbinder Chohan
                                               Director, Secretary and Treasurer


Dated: November 12, 2001