Form 10-K
period 2001-12-31
EQUITYALERT COM INC
filed 2002-03-28
CIK 1094842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001

                        Commission file number 001-15301

                              INNOTECH CORPORATION
                              --------------------
                    (formerly known as EquityAlert.com, Inc.)
           (Name of small business issuer as specified in its charter)

 NEVADA                                                       58-2377963
 ------------                                              ---------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

1628 West 1st Avenue, Suite 216,  Vancouver, B.C.           V6J 1G1
-------------------------------------------------          ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:       (604) 659-5009

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

Revenues for last fiscal year were $1,298,164

Aggregate market value of Common Stock, $0.00001 par value, held by non-affiliates of the registrant as of March 15th, 2002: $100,804. Number of shares of Common Stock, $0.00001 par value, outstanding as of March 26th, 2002:
1,648,081.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

PART I                                                                                  Page
Item  1. Description of Business                                                        3

Item  2. Description of Property                                                        5

Item  3. Legal Proceedings                                                              5

Item  4. Submissions of Matters to a Vote of Security Holders                           6

PART II

Item  5. Market for the Registrants' Common Equity and Related Stock-
         holder Matters                                                                 6

Item  6. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                          6

Item  7. Financial Statements                                                           9

Item  8. Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                           21

PART III

Item  9. Directors and Executive Officers of the Registrant                             21

Item 10. Executive Compensation                                                         21

Item 11. Security Ownership of Certain Beneficial Owners and Management                 21

Item 12. Certain Relationships and Related Transactions                                 21

PART IV

Item 13. Exhibits and Reports on Form 8-K                                               21


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

                                  THE COMPANY

Innotech Corporation (formerly known as EquityAlert.com, Inc.) ("Innotech" or the "Company") operates as financial news redistribution website (www.EquityAlert.com), and also provides, amongst other information, real time news alerts on US stocks and mutual fund news and information alerts. The Company was incorporated under the laws of the State of Florida on January 13, 1997, under the name of San Marino Minerals, Inc. On March 10, 1999, the Company filed Articles of Merger in the State of Nevada to transfer domicile to Nevada and on June 3, 1999, the Company amended its articles of incorporation to change its name to EquityAlert.com, Inc. On September 8, 2000, Email Solutions, Inc. was formed in the State of Nevada as a wholly owned subsidiary. On September 15, 2000 this subsidiary was sold to Entheos Technologies, Inc. for $283,000. The director and majority shareholder of Innotech is also the director and majority shareholder of Entheos.

At a shareholder's meeting held on July 12, 2001, a majority of the shareholders approved a change in the company's name from Equityalert.com, Inc. to Innotech Corporation. The shareholders also approved an increase in the company's authorized shares of common stock, par value $0.00001, from one hundred million (100,000,000) to three hundred million (300,000,000) shares, with the par value remaining the same. Additionally, the shareholders approved a 25:1 reverse split of the company's outstanding shares of common stock, to be effective as of July 30, 2001. On July 31, 2001, Innotech Corporation formed EquityAlert.com, Inc. as a Nevada incorporated wholly owned subsidiary through which the operations of its online business, www.equityalert.com, will be conducted.

With the proliferation of financial information on the Internet, more and more individuals are taking greater control of their investments and trading securities through an online broker versus the traditional securities broker.

The online investor represents one of the most desirable of any demographic on the web, being better educated, having a higher income and net worth than most other online users. The competition for online investors is intense, with many better capitalized and well managed companies offering similar information services as EquityAlert.com. This competition comes from direct competitors, such as traditional media sources and websites like SmartMoney.com, Multex.com, Moneycentral.com, Barrons.com, Morningstar.com and hundreds of others, as well as from many indirect competitors, such as online brokerage firms and online portals such as Yahoo and America Online.

Since launching EquityAlert.com on June 7, 1999, the Company's main focus has been to build its subscriber base of online investors by offering individuals free subscriptions to its website and to generate advertising revenues. Subscribers to Innotech's free website enjoy a broad suite of financial news and information, including insider trading information, insurance, mortgage and loan information, online banking, consumer credit and charge card products, mutual fund news alerts via email, conference calls, and much more, including the Company's most popular feature - free real time public company news alerts via email.

Employees

At December 31, 2001, the Company employed 6 full time and 1 part-time persons. To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers. None of the Company's employees are represented by labor unions or other collective bargaining groups. The Company considers its relationship with its employees to be excellent. Risk Factors of the Business

Lack of Operating History: Although we organized Innotech in 1997, we did not become active until June 1999. As a result, our business is subject to the risks inherent in the establishment of a new business. Specifically, in formulating our business plan, we have relied on the judgment of our officers, directors and consultants but have not conducted any formal independent market studies concerning the demand for our services.

We have had limited revenues since inception. In 2001, we had revenues of $1,298,164. We have not been profitable, experiencing an accumulated loss of $1,181,895 through 2001. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

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

Dependence on Financial Advertisers: In fiscal 2001, substantially all of our advertising revenues were derived from financial-services advertisers and public companies. If we do not increase our revenue from non financial-services advertisers or attract advertisers from non-financial industries, our business, results of operations and financial condition could be materially adversely affected.

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

Government Regulation
----------------------

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

PART II

ITEM 5:  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS.

(a)     Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "EINC". The following table sets forth the high and low closing prices for the periods indicated:

                                                                       High                      Low
                                                                       ----                      ---
First Quarter 2000                                                     $   134.38                $  87.50
Second Quarter 2000                                                    $    53.13                $  25.25
Third Quarter 2000                                                     $    18.75                $  15.63
Fourth Quarter 2000                                                    $    10.95                $   2.50
First Quarter 2001                                                     $     2.00                $   0.92
Second Quarter 2001                                                    $     1.00                $   1.00
Third Quarter 2001                                                     $     0.26                $   0.11
Fourth Quarter 2001                                                    $     0.35                $   0.11


(b)     Holders

As at March 21, 2001 there were approximately 70 registered stockholders of record of the Company's Common Stock.

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

Subscribers to Innotech's free website enjoy a broad suite of financial news and information, including insider trading, insurance, mortgage and loan information, online banking, consumer credit and charge card products, mutual fund news alerts via email, conference calls, and much more, including the Company's most popular feature - free real time public company news alerts via email.

The Company expects to generate substantially all of its future revenues from advertising sales. To date, the Company has incurred significant ongoing operating losses due to costs related to business development, sales and marketing, website development and management and staff recruitment. Although planned principal operations have commenced, substantial revenues have yet to be realized.

RESULTS OF OPERATIONS

Revenues. The Company generated revenues of $1,298,164 for the year ended December 31, 2001, versus $1,374,127 for the year ended December 31, 2000. This decrease of $75,963, or 6%, is a direct result of lower advertising receipts during the year.

Cost of Revenues. During 2001, the Company incurred $981,503 in cost of revenues, a marginal increase of .005 %, or $4823, over 2000 expenses of $976,680.

General and Administrative Expenses. During 2001, the Company incurred $479,164 in general and administrative expenses, a decrease of 2.8% over 2000 expenses of $493,145.

Interest Income. Interest income was $20,073 and $37,262 for the years ended December 31, 2001 and 2000, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of December 31, 2001, the Company's accumulated deficit was $1,181,895 and as a result, there has been no provision for income taxes to date.

Net Loss. For the year ended December 31, 2001, the Company recorded a net loss of $142,430 versus a net loss of $55,845 for the same twelve month period ending December 31, 2000. This increase in net of loss of $86,585, or 155%, is a direct result of lower advertising receipts during the year.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company had a cash balance of $623,691, compared to a cash balance of $844,626 at December 31, 2000.

During 2000, net cash used in operating activities was $93,526, versus net cash provided by operating activities of $308,865 in 2000. This change is primarily due to an increase in accounts payable of $92,512, versus an increase in accounts payable of $315,077 in the previous year.

Net cash flows used in investing activities for the year ended December 31, 2001 was $127,409 versus $56,219 the previous year, primarily due to difference of $42,409 representing realized losses from the sale of marketable equity securities versus their cost and an advance to a related party of $40,000.

The Company's principal source of liquidity is cash in bank, which is sufficient to meet its operating needs for at least the next twelve months. The Company incurs management fees from the services of its chairman and majority shareholder at the rate of $12,000 per month, which will result in a decrease in the Company's cash position unless the debt is converted to equity in lieu of cash paid.

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

RELATED PARTY TRANSACTIONS

Advances to related parties of $40,500 at December 31, 2001 represents funds advanced to a shareholder bearing interest at 4.75% per annum and due in full on September 26, 2002.

Loans from related parties of $42,017 at December 31, 2000 represent unsecured advances from the director and majority shareholder. The amounts bear no interest and are due on demand. The amount was paid in full in March 2001.

On September 15, 2000, the Company sold 100% of the voting common stock of its wholly-owned subsidiary, Email Solutions, Inc., a Nevada Corporation, to Entheos Technologies, Inc., for $283,000. Email Solutions, Inc.'s assets consist principally of software and computer hardware equipment used in the emailing of Innotech's public company and mutual fund news alerts. Entheos provides emailing services for the Company. The director and majority shareholder of Innotech is also the director and majority shareholder of Entheos. Included in the statement of operations is a gain on the sale of the transaction of $27,591.

During 2000, the Company charged $144,000 and $100,000 to operations for management and consulting fees incurred for services rendered by the Chairman and majority shareholder. Included in accounts payable at December 31, 2001 and 2000 is a payable of $220,667 and $88,000 for these fees. The Company also paid $22,847 to one of the Company's stockholders for consulting services rendered.

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

ITEM 7: FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

Independent Auditors' Report.............................................................................. 10

Consolidated Balance Sheets at December 31, 2001 and 2000................................................. 11

Consolidated Statements of Operations for the years ended
December 31, 2001 and 2000................................................................................ 12

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2001 and 2000................................................................................ 13

Consolidated Statements of Cash Flows for the years ended
December 31, 2001 and 2000................................................................................ 14

Notes to the Consolidated Financial Statements.............................................................15- 20


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Innotech Corporation

We have audited the consolidated balance sheets of Innotech Corporation (formerly known as Equityalert.com, Inc.) (a Nevada corporation) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innotech Corporation at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


/s/  Clancy and Co., P.L.L.C.
-----------------------------
Clancy and Co., P.L.L.C.
Phoenix, Arizona

March 15, 2002

                              INNOTECH CORPORATION
                    (formerly known as Equityalert.com, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

ASSETS                                                                       2001             2000
------                                                                       ----             ----
Current Assets
   Cash and Cash Equivalents                                                 $   623,691      $ 844,626

   Accounts Receivable                                                                 0          6,875
   Marketable Equity Securities (Note 3)                                         100,004              0
   Advances to Related Party (Note 5)                                             40,500              0
   Prepaid Expenses                                                                2,333              0
                                                                                   -----          -----
Total Current Assets                                                             766,528        851,501

Property and Equipment, net (Note 4)                                              28,055         60,053
                                                                                  ------         ------

Total Assets                                                                 $   794,583      $ 911,554
                                                                                 =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                          $   432,566      $ 340,054
   Loans from Related Parties (Note 5)                                                 0         42,017
                                                                                       -         ------
Total Current Liabilities                                                        432,566        382,071

Commitments and Contingencies (Note 8)                                                 -              -

Stockholders' Equity
Preferred Stock:  $0.001 Par Value; Authorized Shares, 1,000,000;
    Issued and Outstanding:  None                                                      0              0
Common Stock: $0.00001 Par Value; Authorized Shares, 300,000,000;
    Issued and Outstanding:  1,648,081                                                16             16
Additional Paid In Capital                                                     1,568,932      1,568,932
Other Comprehensive Loss                                                         (25,036)             0
Accumulated Deficit                                                           (1,181,895)    (1,039,465)
                                                                             -----------    -----------
Total Stockholders' Equity                                                       362,017        529,483
                                                                                 -------        -------

Total Liabilities and Stockholders' Equity                                   $   794,583      $ 911,554
                                                                                 =======        =======


    The accompanying notes are an integral part of these financial statements

                              INNOTECH CORPORATION
                    (formerly known as Equityalert.com, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Year Ended December 31:                                                  2001              2000
                                                                         ----              ----
Revenues                                                                 $  1,298,164      $  1,374,127
Costs of Revenues                                                             981,503           976,680
                                                                              -------           -------
Gross Margin                                                                  316,661           397,447

Selling, General and Administrative Expenses                                  479,164           493,145
                                                                              -------           -------

Operating Loss                                                               (162,503)          (95,698)

Other Income (Loss)
   Interest Income                                                             20,073            37,262
   Bad Debt Expenses                                                                0          (25,000)
   Gain on Sale of Subsidiary (Note 5)                                              0            27,591
                                                                                    -            ------
Total Other Income (Expense)                                                   20,073            39,853
                                                                               ------            ------

Net Loss Available to Common Stockholders                                $  (142,430)       $  (55,845)
                                                                             ========          ========

Basic and Diluted Loss Per Common Share                                   $    (0.09)       $    (0.03)
                                                                               ======            ======

Weighted Average Number of Common Shares
      Outstanding:  Basic and Diluted                                       1,648,081         1,648,081
                                                                            =========         =========


    The accompanying notes are an integral part of these financial statements

                              INNOTECH CORPORATION
                    (formerly known as Equityaler.com, Inc.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                                       Accumulated
                                     Preferred   Common      Common     Additional                     Other
                                     Stock       Stock       Stock      Paid In       Accumulated      Comprehensive
                                     Shares      Shares      Amount     Capital       Deficit          Loss          Total
                                     ------      ------      ------     -------       -------          ----          -----
Balance, December 31, 1999                  -    1,655,961     $   17  $ 1,568,931    $ (983,620)               -    $ 585,328
Common Stock Canceled                              (7,880)        (1)            1                                           0
Net Loss                                                            -                    (55,845)               -     (55,845)
                                    -----------------------------   - --------------     -------- ---------------     --------
                                            -            -                       -
Balance, December 31, 2000                       1,648,081         16    1,568,932    (1,039,465)               -      529,483
Unrealized Losses on Marketable
    Equity Securities                                                                                    (25,036)     (25,036)
Net Loss                                                            -                   (142,430)               -    (142,430)
                                    -----------------------------   - ---------------   --------- ------------  -    ---------
                                            -            -                       -
Balance, December 31, 2001                  -    1,648,081  $      16  $ 1,568,932   $(1,181,895)    $   (25,036)    $ 362,017
                                                 =========     ======    =========    ==========         ========      =======

   The accompanying notes are an integral part of these financial statements.

                              INNOTECH CORPORATION
                    (formerly known as Equityalert.com, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Year Ended December 31:                                                      2001             2000
                                                                             ----             ----
Cash Flows From Operating Activities
Net Loss                                                                     $      (142,430) $         (55,845)
Adjustments to Reconcile Net Loss to Net Cash Provided By
(Used In) Operating Activities
     Revenue Recognized from Services Rendered                                       (82,631)                 0
     Depreciation                                                                      34,981            75,025
     Gain on Sale of Subsidiary                                                             0          (27,591)
Changes in Assets and Liabilities
   (Increase) Decrease in Accounts Receivable                                           6,875           (6,875)
   (Increase) Decrease in Prepaid Expenses                                            (2,333)             9,074
   (Increase) Decrease in Accrued Interest Receivable                                   (500)                 0
    Increase (Decrease) in Accounts Payable                                            92,512           315,077
                                                                                       ------           -------
Total Adjustments                                                                      48,904           364,710
                                                                                       ------           -------
Net Cash Flows Provided By (Used In) Operating Activities                            (93,526)           308,865

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                 (2,983)         (371,236)
   Proceeds from the Sale of Email Solutions, Inc.                                          0           283,000
   Proceeds from the Sale of Marketable Equity Securities                             884,255                 0
   Costs of Marketable Equity Securities Acquired                                   (926,664)                 0
   Advances to Related Parties                                                       (40,000)                 0
   Advances from Related Parties                                                            0            42,017
   Repayments to Related Parties                                                     (42,017)                 0
   Repayments from Related Parties                                                          0          (10,000)
                                                                             ------------   -          --------
Net Cash Flows Used In Investing Activities                                         (127,409)          (56,219)

Cash Flows From Financing Activities                                                        -                 -
------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                                    (220,935)           252,646
Cash and Cash Equivalents, Beginning of Year                                          844,626           591,980
                                                                                      -------           -------
Cash and Cash Equivalents, End of Year                                            $   623,691       $   844,626
                                                                                      =======           =======

Cash paid for interest and income taxes:                                                    -                 -


   The accompanying notes are an integral part of these financial statements.

                              INNOTECH CORPORATION
                    (formerly known as Equityalert.com, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Innotech Corporation (the Company) is a Nevada Corporation with an authorized capital of 301,000,000 shares of which 300,000,000 shares are $0.00001 par value common stock and 1,000,000 shares are $0.001 par value preferred stock.

Nature of Operations. The Company provides online investors real time news alerts on U.S. and Canadian stocks, mutual fund news and information alerts, insider trading, SEC filings and IPO information.

Summary of Significant Accounting Policies.

Accounting Method - The Company uses the accrual method of accounting for financial statement purposes.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Equityalert.com, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk - The Company maintains U.S. Dollar cash balances in Canadian banks that are not insured.

Revenue Recognition - Revenues are derived from the sale of prepaid, nonrefundable advertising agreements and are recognized over the period the services are performed, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition In Financial Statements." Additionally, in lieu of cash payments and in the normal course of operations, the Company trades its advertising services for shares of common stock in other public companies, which are primarily over-the-counter bulletin board companies. The Company values the shares received based on the five-day average closing price prior to the date of a signed advertising agreement recognizes revenue equal to the fair market value of the services rendered, but not more than the amount realized from the sales of those related securities.

Property and Equipment - Property and equipment is stated at cost and is depreciated under the straight-line method over their estimated useful lives ranging from three to seven years.

Long-Lived Assets - The Company records impairment losses on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Advertising  Costs  -  Advertising   costs  are  expensed  as  incurred.   Total
advertising costs charged to operations for 2001 and 2000 were $56,749 and $129,796, respectively.

Income Taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in

                              INNOTECH CORPORATION
                   (formerly known as Equityalert.com, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

which  the  differences  are  expected  to  affect  taxable  income.   Valuation
allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Earnings Per Share - Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future such as options and warrants are not included in the computation of diluted earnings per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

Comprehensive Income - The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet.

Capital Structure - The Company discloses its capital structure in accordance with SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure.

Start-up Expenses - The Company expenses start-up costs and organization costs for financial statement purposes pursuant to AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." For income tax purposes, the Company has elected to treat its organization costs as deferred expenses and amortize them over a period of sixty months, beginning in the first month the Company was actively in business, which was January 2000.

Foreign Currency Translation - The Company maintains both U.S. Dollar and a Canadian Dollar bank account at a financial institution in Canada. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, which is the U.S. Dollar, are included in the results of operations as incurred. Revenues and expenses are translated at average exchange rates in effect during each period.

Marketable Equity Securities - The Company has determined that all of its investment securities are to be classified as available-for-sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders' equity under the caption "Accumulated Other Comprehensive Income (Loss)." Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in selling, general, and administrative expenses. The cost of securities sold is based on the five-day average closing price for the immediately preceding five days prior to the date an advertising agreement is signed.

Fair Value of Financial Instruments - SFAS No. 107, "Disclosure about Fair Value
of   Financial   Instruments,"

                              INNOTECH CORPORATION
                    (formerly known as Equityalert.com, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                             DECEMBER 31, 2001 AND 2000


defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company's cash and cash equivalents, accounts receivable, related party advances and accounts payable amounts approximate their carrying value.

Reclassification - Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

SFAS No.141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives.

Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

Pending Accounting Pronouncements - It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 2 - SUBSIDIARIES

On July 31, 2001, the Company filed articles of incorporation with the State of Nevada to form Equityalert.com, Inc., a wholly owned subsidiary, through which the operations of its online business, www.equityalert.com, are conducted.

On September 6, 2000, the Company filed articles of incorporation in the State of Nevada to form a wholly owned subsidiary, Email Solutions, Inc., and subsequently transferred a portion of the Company's assets, consisting of software and computer hardware equipment used in the emailing of the Company's public company and mutual fund news alerts, to the newly formed subsidiary at net book value. On September 15, 2000, the Company sold 100% of the wholly owned subsidiary to Entheos Technologies, Inc., for $283,000. See Note 5.

                              INNOTECH CORPORATION
                    (formerly known as Equityalert.com, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 3 - MARKETABLE EQUITY SECURITIES

Marketable equity securities consist of common stock investments in public corporations traded on the over-the-counter bulletin board. The estimated fair value of marketable equity securities held at December 31, 2001 are based on published closing prices.

The following is a summary of marketable equity securities classified as "available-for-sale" securities as required by SFAS No. 115:

Cost                                                 $   125,040
Gross Unrealized Losses                                  (25,036)
                                                         -------
Estimated Fair Value                                 $   100,004
                                                         =======

For the year ended December 31, 2001, the Company recorded realized losses of $42,409, which is included in selling, general and administrative expenses.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                      2001                     2000
                                                      ----                     ----
Computer Hardware                                     $   70,135                 $  70,135
Computer Software                                         12,139                    12,139
Furniture and Fixtures                                    10,831                    10,831
                                                          ------                    ------
Total                                                     93,105                    93,105
Less Accumulated Depreciation                             65,050                    33,052
                                                          ------                    ------
Net Book Value                                       $   28,055                 $  60,053
                                                         ======                    ======

Depreciation expense charged to operations during 2001 and 2000 was $34,981 and $75,025, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Advances to related parties of $40,500 at December 31, 2001 represents funds advanced to a shareholder bearing interest at 4.75% per annum and due in full on September 26, 2002.

Loans from related parties of $42,017 at December 31, 2000 represent unsecured advances from the director and majority shareholder. The amounts bear no interest and are due on demand. The amount was paid in full in March 2001.

On September 15, 2000, the Company sold 100% of the voting common stock of its wholly-owned subsidiary, Email Solutions, Inc., a Nevada Corporation, to Entheos Technologies, Inc., for $283,000. Email Solutions, Inc.'s assets consist principally of software and computer hardware equipment used in the emailing of Innotech's public company and mutual fund news alerts. Entheos provides emailing services for the Company. The director and majority shareholder of Innotech is also the director and majority shareholder of Entheos. Included in the statement of operations is a gain on the sale of the transaction of $27,591.

During 2001 and 2000, the Company charged $144,000 and $100,000 to operations for management and consulting fees incurred for services rendered by the Chairman and majority shareholder. Included in accounts payable at

                              INNOTECH CORPORATION
                    (formerly known as Equityalert.com, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

December 31, 2001 and 2000 is a payable of $220,667 and $88,000 for these fees. The Company also paid $22,847 to one of the Company's stockholders for consulting services rendered.

The Company also rents office space from the wife and father of the Company's Chairman, for a lease payment of approximately $2,450 per month. See Note 8.

NOTE 6- INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2001 and 2000, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

Deferred Taxes                                       2001              2000
--------------                                       ----              ----
NOL Carryforwards                                    $    177,481      $     78,732
Start-Up Costs                                            198,134           264,178
Nondeductible Expenses                                          0           (16,574)
                                                      -----------         ----------
Total Deferred Tax Assets                                 375,615           326,336
Valuation Allowance                                      (375,615)         (326,336)
                                                          -------          --------
Net Deferred Tax Assets                              $          0      $          0
                                                      ===========        ==========


The net change in the valuation allowance for 2001 was an increase of $49,279 and for 2000 was a decrease of $3,886, which are principally the result of net operating loss carryforwards and start-up costs.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the years during the period ended December 31 follows:

                                                                         2001            2000
                                                                         ----            ----
Statutory Federal Income Tax Rate                                        (34.0)%         (34.0)%
Valuation Allowance                                                       34.0 %          34.0 %
                                                                          ----            ----
Effective Income Tax Rate                                                  0.0 %           0.0 %


The Company has available net operating loss carryforwards of approximately $500,000 for tax purposes to offset future taxable income which expire through 2021. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

NOTE 7- STOCK OPTIONS

The Company has four stock option plans that provide for the granting of stock options to officers and key employees as follows: 1997 Stock Option Plan (SOP), 10,000 shares of authorized common stock; 1998 SOP 4,000,000 shares of authorized common stock; 1999 SOP 10,000,000 shares of authorized common stock; and the 2001 SOP, 20,000,000 shares of authorized common stock, all of which expire ten years from the date of grant. The objectives of these plans include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire common stock. Total options outstanding at December 31, 2001 and 2000 were 479,360 at an option price of $2.00 per share.

                              INNOTECH CORPORATION
                   (formerly known as Equityalert.com, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

Net Loss                             2001                       2000
                                     ----                       ----
  As reported                        $    (142,430)        $      (55,845)
  Pro forma                          $    (303,018)        $     (216,433)
Net Loss Per Share
  As reported                        $         (0.09)      $        (0.03)
  Pro forma                          $         (0.18)      $        (0.13)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumption used for those options granted: dividend yield of 0%, expected volatility of 273%, risk-free interest rate of 5%, and an expected life of 10 years.

NOTE 8 - COMMITMENTS

The Company leases office space located at 1628 West 1st Avenue, Suite 216, Vancouver, B.C., for approximately $2,450 per month, for a period of three years, with an option to renew for a further three years from the wife and father of the Company's Chairman. Rent expense charged to operations for 2001 and 2000 was $28,824 and $10,716, respectively.

Future minimum rental commitments are: (2002:$28,000 and 2003:$18,667.)

NOTE 9-COMMON STOCK

On July 12, 2001, the shareholders approved a 25:1 reverse split of the Company's common stock and approved an increase in the authorized common stock from 100,000,000 to 300,000,000 common shares with the par value remaining the same.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information regarding each of the directors and officers of the Company:

BHUPINDER S. MANN (Age 46). President and Chief Executive Officer, Director. Between 1986 and 1989, Mr. Mann became engaged in the commodities and futures markets as a registered broker for Evergreen Futures. During the period between 1989 and 1995, Mr. Mann served as the President of First College of Commodities, which provided training and educational services. In 1995, Mr. Mann was responsible for sales at Radd Multimedia and later in the year for investor relations at Aqua One Beverage. Between 1996 and 1999, Mr. Mann served as the Manager of investor relations for Enterprise Technologies, Inc., a healthcare technology service company. Mr. Mann graduated in 1978 from Nottingham
University with a B.A. Hons. In Political Science. Mr. Mann has served as the Company's President, Chief Executive Officer and Director since January 21st, 2000.

HARMEL S. RAYAT (Age 40). Chairman, Director. Between January 1993 and April 2001, Mr. Rayat served as the president of Hartford Capital Corporation, a company that provides financial consulting services to emerging growth corporations. Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations. Mr. Rayat is also a Director of Entheos Technologies, Inc., Enterprise Technologies, Inc. and Zeta Corporation. Mr. Rayat has served as a Director of the Company since March 18th, 1996.

JASBINDER CHOHAN (Age 39). Secretary, Treasurer, Director. During the period from May 1993 to January 1995, Ms. Chohan did general accounting work for Elton Advertising. Since January 1995, she has been employed as an accounts manager at Graphic Packaging Canada. Ms. Chohan has served as a Director and the Company's Secretary and Treasurer since April 11th, 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during fiscal 2001 the filing requirements applicable to its directors and executive officers were not satisfied.

ITEM 10: EXECUTIVE COMPENSATION

Remuneration and Executive Compensation

The following table shows, for the three-year period ended December 31, 2001, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2001 that exceeded $100,000.

Summary Compensation Table

                                                                                 Securities
                                                                                 Underlying
Name and                                                                         Options       All Other
Principal Position                    Year      Salary    Bonus      Other       Granted       Compensation
------------------                    ----      ------    -----      -----       -------       ------------
Bhupinder S. Mann                     2001     $88,483      $0        $0               0            $0
CEO, President, Director              2000     $73,446      $0        $0               0            $0
                                      1999          $0      $0        $0               0            $0

Harmel S. Rayat*                       2001     $12,000      $0   $23,894               0            $0
Chairman, Director                    2000     $12,000      $0        $0               0            $0
                                      1999          $0      $0        $0               0            $0

Jasbinder Chohan                      2001          $0      $0        $0               0            $0
Secretary, Treasurer, Director        2000          $0      $0        $0               0            $0
                                      1999          $0      $0        $0               0            $0


*During 2001 and 2000, the Company accrued $144,000 and $100,000 to operations for management and consulting fees incurred for services rendered. Of the $100,000 accrued in 2000, $12,000 was paid in 2000 and $12,000 in 2001.

Stock Option Grants in 2001

     Shown below is further information regarding employee stock options awarded during 2001 to the named officers and directors:

                           Number of     % of Total
                           Securities    Options
                           Underlying    Granted to     Exercise    Expiration
Name                       Options       Employees      Price       Date
----                       -------       ---------      -----       ----
None


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 15th, 2002, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

                                                     Number of Shares
Person or Group                                      of Common Stock                      Percent
---------------                                      ---------------                      -------
Harmel S. Rayat (1)                                     1,167,110                          70.8%
216-1628 West First Avenue
Vancouver, B.C.  V6J 1G1 Canada

Bhupinder S. Mann                                           8,080                           0.5%
216-1628 West First Avenue
Vancouver, B.C.  V6J 1G1 Canada

Jasbinder Chohan                                            32,335                            2.0%
216-1628 West First Avenue
Vancouver, B.C.  V6J 1G1 Canada

Directors and Executive Officers                       1,207,525                          73.3%
as a group (3 persons)


(1) Includes 320,000 shares which may be acquired pursuant to options granted and exercisable under the Company's 1998 and 1999 option plans and 47,110 shares held by Tajinder Chohan, Mr. Rayat's wife. Additionally, other members of Mr. Rayat's family hold 35,295 shares and 40,000 shares which may be acquired pursuant to options granted and exercisable under the Company's 1998 option plan. Mr. Rayat disclaims beneficial ownership of the shares beneficially owned by his wife and other family members.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Advances to related parties of $40,500 at December 31, 2001 represents funds advanced to a shareholder bearing interest at 4.75% per annum and due in full on September 26, 2002.

Loans from related parties of $42,017 at December 31, 2000 represent unsecured advances from the director and majority shareholder. The amounts bear no interest and are due on demand. The amount was paid in full in March 2001.

On September 15, 2000, the Company sold 100% of the voting common stock of its wholly-owned subsidiary, Email Solutions, Inc., a Nevada Corporation, to Entheos Technologies, Inc., for $283,000. Email Solutions, Inc.'s assets consist principally of software and computer hardware equipment used in the emailing of Innotech's public company and mutual fund news alerts. Entheos provides emailing services for the Company. The director and majority shareholder of Innotech is also the director and majority shareholder of Entheos. Included in the statement of operations is a gain on the sale of the transaction of $27,591.

During 2001 and 2000, the Company charged $144,000 and $100,000 to operations for management and consulting fees incurred for services rendered by the Chairman and majority shareholder. Included in accounts payable at December 31, 2001 and 2000 is a payable of $220,667 and $88,000 for these fees. The Company also paid $22,847 to one of the Company's stockholders for consulting services rendered.

The Company leases office space located at 1628 West 1st Avenue, Suite 216, Vancouver, B.C., for approximately $2,450 per month, for a period of three years, with an option to renew for a further three years from the wife and father of the Company's Chairman. Rent expense charged to operations for 2001 and 2000 was $28,824 and $10,716, respectively.

Future minimum rental commitments are $28,000 for 2002 and 18,667 for 2003.

PART IV

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10KSB.

No reports on Form 8-K were filed during the Company's fourth fiscal quarter.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March, 2002.

                                                            INNOTECH CORPORATION

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



Signature                      Title                             Date
---------                      -----                             ----

/s/ Harmel S. Rayat            Director and Chairman             March 15, 2002
------------------------       ---------------------             --------------
Harmel S. Rayat


/s/ Jasbinder Chohan           Director, Secretary/Treasurer     March 15, 2002
-------------------------      -----------------------------     --------------
Jasbinder Chohan